Form 10KSB
period 2006-12-31
Navitrak International CORP
filed 2007-04-18
CIK 1343259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2006

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [		]

Commission file number  000-52412

NAVITRAK INTERNATIONAL CORPORATION
(Name of small business issuer in its charter)

Nevada	20-2437159
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400-1190 Barrington Street Halifax, NS	B3H 2R4
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  800-661-7830

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, $0.001 par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [	]	No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

[	]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [	]	No ☒

State issuer’s revenues for its most recent fiscal year.  $Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

64,518,756 common shares at $0.115(1) per common share = $7,419,656.90

(1) Represents the price at which our shares were last traded on the Pink Sheets on March 19, 2007. Used only for the purpose of this calculation.

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

66,952,430 common shares issued and outstanding as of March 21, 2007.

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

PART I

Item 1.	Description of Business.

This annual report contains forward-looking statements. Forward-looking statements are statements about future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “ expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks described in the section of this annual report on Form 10-KSB entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “common shares” refer to common shares in our capital stock unless expressly stated otherwise.

As used in this annual report, the terms “we”, “us”, “our”, and “Navitrak” means Navitrak International Corporation and our wholly owned subsidiaries, Navitrak Engineering Incorporated, 0705951 BC Ltd. and Navitrak Technologies, Inc., unless otherwise indicated.

General Overview

We market, sell and support airborne moving map and real-time video and electronic sensor control systems that acquire, fuse and dynamically display map, sensor and other geo-referenced data. These systems are used by the airborne surveillance community to increase situational awareness and to achieve more efficient task management via a combination of software, hardware and geographic information datasets. Our systems provide real time information on geographic position and directional orientation through proprietary software, moving map display technology and location-based information. We also have developed interfaces to manage and control airborne cameras and other sensors. Historically, we focused on development of a proprietary system that would provide all of the required functionality but in late 2005 we began to shift towards the development of systems that incorporate components developed by our company as well as those of other companies. Over the course of this shift we have begun to include the ‘value added’ resale of complete systems developed by other companies. We add value to these systems by adapting them to regional or customer-specific requirements and by increasing ease-of-use or functionality.

Our systems are primarily deployed on rotary and fixed wing aircraft. We sell these systems primarily to government agencies including law enforcement, forest-fire fighters, search and rescue organizations, paramilitary agencies and the military.

We have three subsidiaries. One of these is Navitrak Engineering Incorporated, a Nova Scotia corporation with its principal place of business located at 400 - 1190 Barrington Street, Halifax, Nova Scotia, Canada B3H 2R4. We conduct our research and development and our Canadian operations through this company. Our second subsidiary is 0705951 B.C. Ltd., a British Columbia corporation incorporated solely for the purposes of holding tax losses that does not currently have any assets or an active business. Our third subsidiary, Navitrak Technologies Inc., was recently incorporated to conduct some of our U.S. operations and to hold software licenses acquired from U.S. corporations. Navitrak Technologies Inc. maintains an office at 252 North Washington Street, Falls Church, VA 22046. It does not yet have any assets or an active business. Until recently, we had a fourth subsidiary, Navitrak Sales Corporation, a Nevada corporation. This company did not have any assets or an active business and, on

September 1, 2005, we allowed this subsidiary to be revoked by the Secretary of State of the State of Nevada for failure to file its annual list.

Our resident agent in Nevada is Nevada Corporate Services, Inc., whose address is 1800 East Sahara Avenue, Suite 107, Las Vegas, Nevada 89104.

Corporate History

We were incorporated in Nevada on July 9, 1998 under the name BFD Capital Group, Inc., with authorized capital of 25,000,000 common shares, each with a par value of $0.001 (without adjustment for any subsequent share split or share dividend). On January 28, 2001, we changed our name to Metronet Communications Company and began to implement our business plan to provide small and medium sized businesses in the United States with switchless telecommunications services such as 1+ calling, operator assisted dialing, credit card calls and similar services. We were unable to raise the necessary capital to implement our business plan and the business was abandoned.

In early 2001, our management began to search for other business opportunities. We identified a potential opportunity in FlashPoint, Inc., a privately held Florida corporation with an option to purchase spark-plug technology known as “e-plug” from its inventor. The “e-plug” technology consisted of a spark plug designed to improve the efficiency of the combustion process in internal combustion engines.

On August 24, 2001 we acquired FlashPoint, Inc. On August 29, 2001, we changed the name of our company to FlashPoint, Inc. On October 18, 2001 we changed the name of our company to FlashPoint International, Inc.

By early 2004 a majority of our shareholders (excluding those of our shareholders that were members of our management team) and one of our directors decided that the commercial development of the “e-plug” technology would take more time and cost more money than originally anticipated. In contrast, the majority of our management team, who, acting as a group, controlled our company and consisted mainly of the vendors of the Florida FlashPoint, Inc. entity that we purchased in 2001, remained confident of the e-plug’s commercial future. We decided to sell the “e-plug” technology back to these members of our management team. Accordingly, we entered into an asset purchase agreement dated April 30, 2004 whereby our company and our subsidiary sold the “e-plug” technology to ePlug, Inc., a newly formed Florida company. This transaction was completed on May 12, 2004.

Upon completion of our asset sale to ePlug, Inc., we began to explore a possible business combination with Blackstone Holdings Corporation, a privately held Nevada corporation. Blackstone had contracted to purchase substantially all of the assets of an Ontario, Canada, public company called Navitrak International Corporation, together with the assets of its Canadian subsidiaries Navitrak Engineering Incorporated, Navitrak Corp., Navimap Corp., Navitrak Manufacturing Incorporated and Navitrak Systems Inc. Prior to commencing its negotiations with these Canadian companies, Blackstone Holdings Corporation did not have, and had not since inception had, a business or own any assets.

The Canadian Navitrak International Corporation, primarily through its subsidiary Navitrak Engineering Incorporated, was actively engaged in the business of developing, marketing and selling advanced GPS-based situational awareness and task management solutions for use by airborne and ground personnel in law enforcement, military, police, fire-fighting, search and rescue and other applications.

In anticipation of the successful conclusion of our negotiations to acquire the Canadian Navitrak International Corporation’s assets (including the shares of its operating subsidiary Navitrak Engineering Incorporated), we changed the name of our company to Navitrak International Corporation on May 18, 2004, and we changed the name of our Nevada subsidiary to Navitrak Sales Corporation on July 20, 2004.

Prior to our discussions with Blackstone, Blackstone and the Canadian Navitrak companies had signed a formal asset purchase agreement dated as of January 31, 2004, providing that Blackstone would purchase all of the assets of the Canadian Navitrak companies, including the capital stock of Navitrak Engineering but excluding the capital stock of Navitrak Corp., Navimap Corp., Navitrak Manufacturing Incorporated and Navitrak Systems Inc., in exchange for $100,000 in cash payable to Navitrak International Corporation of Canada and 46% of the issued and outstanding common shares of Blackstone at closing. Completion of the asset purchase was subject to various conditions, including, among others, the condition that Blackstone satisfy all of the debt of Navitrak International Corporation of Canada and that it raise funds from the sale of equity of at least $2,600,000.

Between January 12, 2004, and January 31, 2004, Blackstone entered into agreements with each of the Canadian Navitrak companies’ secured creditors (except The Royal Bank of Canada) in which Blackstone agreed to acquire their secured debt in exchange for an aggregate number of common shares of Blackstone equal, at closing, to 28.9% of the issued and outstanding shares of Blackstone. Under the agreement with the Canadian Navitrak International Corporation, this secured debt would all be extinguished at closing.

Between June, 2004, and September, 2004, our company acquired all of the issued and outstanding shares of Blackstone on the basis of one common share of Blackstone for one common share in our company. Prior to this acquisition, there were 12,428,000 shares of our company issued and outstanding. We acquired 3,060,000 common shares of Blackstone, representing all of its issued and outstanding shares, and the Blackstone shareholders, as a group, acquired an aggregate of 6,236,746 shares of our company, representing 33.4% of the 18,664,746 issued and outstanding shares of our company at the completion of the transaction. On November 3, 2004, we merged Blackstone into our company and our company succeeded to all of Blackstone’s rights and obligations, including those arising out of the Navitrak agreements.

In an amending agreement signed November 12, 2004, we modified the various agreements with the Canadian Navitrak companies and their secured creditors to, among other things:

•	waive the closing condition with respect to the $2,600,000 equity financing;

•

decrease the number of shares of our company to be received by the Canadian Navitrak International Corporation from approximately 7.1% of Blackstone to approximately 6.7% of our company, or 1,400,000 shares;

•

decrease the aggregate number of shares of our company to be issued to all of the secured creditors of the Canadian Navitrak companies, as a group, from approximately 28.9% of Blackstone to approximately 10% of our company, or 2,480,000 shares;

•

decrease the aggregate number of shares of our company to be received by the employees and management of the Canadian Navitrak companies, as a group, from approximately 10% of Blackstone to approximately 6.7% of our company, or 2,230,000 shares; and

•	appoint Joel Strickland, who was then the Chief Executive Officer of the Canadian Navitrak International Corporation, Randle Barrington-Foote and Richard Brown to our Board of Directors at closing.

Our transactions with the Canadian Navitrak companies and their secured creditors were completed November 12, 2004.

For financial statement purposes, the Canadian Navitrak International Corporation is considered our predecessor company.

On July 21, 2005 we filed a Certificate of Amendment with the Nevada Secretary of State increasing our capital stock to 100,000,000 shares of common stock with a par value of $0.001 per share and creating 10,000,000 shares of preferred stock with a par value of $0.001 per share.

On February 28, 2007, our board of directors recommended that we change the name of our company to VECTr Systems, Inc. and that we effect a reverse-split of our common stock on a 100 for 1 basis. On March 2, 2007, the holders of approximately 55.25% of our shares of common stock consented in writing to effect both the change of name and the reverse split of our common stock. On or about March 2, 2007, we filed a preliminary Information Statement on Schedule 14C with the Securities and Exchange Commission with respect to both of these corporate actions. On March 6, 2007, the Securities and Exchange Commission asked us to clarify a few points in our preliminary Information Statement and, on April 12, 2007, we filed an amended preliminary Information Statement providing the requested clarifications. At the date of this annual report on Form 10-KSB, neither of these corporate actions have been effected. We anticipate that both of these corporate actions will be effected during the month of April, 2007.

Our Current Business

We market, sell and support airborne moving map and real-time video and electronic sensor control systems that acquire, fuse and dynamically display map, sensor and other geo-referenced data. These systems are used by the airborne surveillance community to increase situational awareness and to achieve more efficient task management via a combination of software, hardware and geographic information datasets. These systems provide real time information on geographic position and directional orientation through proprietary software, moving map display technology and location-based information. We also have developed interfaces to manage and control airborne cameras and other sensors. These systems are primarily deployed on rotary and fixed wing aircraft and sold primarily to government agencies including law enforcement, search and rescue organizations, paramilitary agencies and the military.

Our predecessor company, the Canadian Navitrak International Corporation, had experienced declining sales over the years leading up to our acquisition of the business. This decline has continued during the two years since we acquired the business. We believe that this decline was and continues to be due primarily to the lack of camera integration and control functions in our early systems and to the failure of these systems to perform well in the rugged work environments where they were deployed. In addition, these early systems were essentially software only systems that required extensive customization for each application. Our earlier systems were the product of our effort to produce a proprietary system that would provide all of the required functionality from proprietary (or highly modified) components. Since our acquisition of the business we have realized that our historical focus on developing a system comprised solely of proprietary components has limited our ability to compete. Early in 2005 we realized that if we were to compete in the market we would need to shift away from a system comprised entirely of proprietary products in favor of a system that would integrate our most functional and reliable component – our proprietary software - with functional and reliable components made by other companies. This shift has resulted in the development of our current AeroNavitraker system, which integrates our software with selected sensors and other ‘off-the-shelf’ computer hardware manufactured by third parties. While we believe that our current system is more reliable in the field, more easily configured to our customers' airframes and avionics, requires far less on-site and job specific engineering and includes additional functionality, our sales have continued to be sluggish in the face of strong competition and our history of poor functionality and reliability.

In addition to our efforts to improve our proprietary system by utilizing ‘off-the-shelf’ components manufactured by third parties, we have also been positioning our company to act as a distributor or dealer for companies that sell components and entire systems that are similar to our own product line.

On September 25, 2006 we entered into a non-exclusive agreement with Deep Development Corp., a division of Gatekeeper Systems Inc., in which they granted to our company a non-exclusive right to act as a dealer for their products. Gatekeeper manufactures digital video flight recorder systems that are deployed primarily on both rotary and fixed-wing aircraft. They market and sell their products primarily to government agencies, including law enforcement, fire fighting, search and rescue, paramilitary and military organizations, as well as commercial customers engaged in aerial survey work. Although we have not begun to actively market these Gatekeeper Systems, a casual conversation between one of our employees and one of our customers resulted in a sale of one of the Gatekeeper digital video flight recording systems to a Canadian law enforcement agency during the first quarter of 2007.

On December 15, 2006, we entered into a distribution agreement with EuroAvionics Navigationssysteme GmbH & Co. KG, a German company with a facility in Stuttgart, Germany. In this distribution agreement, EuroAvionics granted to our company the exclusive right to sell and service its Euronav and Euronav M line of products under our new VECTr brand in a territory comprised of North America, Central America, South America (with the exception of Venezuela) and all Caribbean countries that are not colonies of a European country (except Cuba). Certain EuroAvionics accounts with customers in our exclusive territory are excluded from this agreement.

EuroAvionics manufactures digital moving map and flight management systems similar to our AeroNavitraker but with a reputation for superior performance and reliability. We began to market the EuroAvionics systems at an industry event in March of 2007, though we have not yet sold any. Over the next 12 months we plan to increase our efforts to market the EuroAvionics systems.

Our Products

Our product line consists of tactical moving map based systems that can be configured to meet customer needs. Although we will continue to sell and service our AeroNavitraker system, we have recently begun to sell the Euronav and Euronav M systems made by EuroAvionics under our VECTr brand name as well as the digital video flight recorders made by Gatekeeper Systems.

All of our current systems include a tactical moving map that displays the aircraft’s location using the Global Positioning System, commonly referred to as “GPS”, to continuously establish and update that location. Because our targeted market segments each tend to have diverse mission profiles, each of our current systems will be configured to fit the needs of a particular market segment. For example, law enforcement officers have different requirements and operational environments than do military users.

We have developed graphical user interface software to provide and display the tools available to the system operator during a mission. These tools are the interfaces with the various gimbal-stabilized electro-optic imaging systems mounted on our customers' aircraft (gimbal-stabilized electro-optic imaging systems are commonly known as cameras, including video cameras, infrared cameras, etc.). We use different interfaces for different cameras on the aircraft, supporting specific data flows, mission requirements and special configuration requests by customers.

Some customers need to formally plan missions in advance. These customers typically schedule missions that allow them to spend time in a squad room working with a ground support station. Here, they create maps for the mission zone on which they mark waypoints. They can build in a search pattern grid or other known activity to be conducted on a particular mission. These customers typically also conduct substantial post mission debriefings and archive missions for future analysis. Our systems can perform these pre-mission and post-mission duties and data management functions for the customer. Military and search and rescue missions typically fall within the description above.

Other customers are more in the nature of response teams responsible for a specific region. As a result, maps on the computer on the aircraft rarely change. These customers receive a call and must respond immediately. There is little pre- or post-mission planning and these customers typically take to the air on an immediate-response basis to support ground-based actions. Certain law enforcement missions typify this example of a responsive mission. We endeavor to standardize design, components and procedures. A typical system includes a tactical moving map, proprietary interface firmware and hardware, an onboard GPS receiver, an inertial measuring unit which can be included either by the imaging company or independently by our company, computers and displays. The airborne observer will then be able to monitor position on the moving map as well as understand the positioning of the field of view of the airborne camera relative to the moving map. Some of our systems provide field of view information that is highly accurate, while others simply provide an approximation. With a communications link, the system can transmit map, aircraft and sensor positioning information to a ground crew. A digital video and sensor recorder can record and play back mission information, including aircraft position, the ground position that the video camera is aimed at, and the video information that is recorded during the mission.

In addition the Navigation and Map Generation Computer, hardware components that may be included in any of our systems are:

The GPS Receiver

The GPS receiver determines the geographic position of the aircraft by processing radio signals from the NAVSTAR GPS satellite system developed by the US Department of Defense. We source our GPS units from a variety of vendors. We believe that there is no shortage of available vendors that can meet our needs, and that the market for these units is competitive.

The Inertial Measuring Unit

The inertial measuring unit, or ‘IMU’, has two functions in the system: it determines the instantaneous acceleration of the aircraft and the rate at which its orientation is changing. The inertial measuring unit and the GPS receiver are tightly coupled by a dedicated microprocessor to function together as a complete inertial navigation system which has higher performance than a stand-alone inertial measuring unit and GPS receiver. The inertial navigation system determines the aircraft’s geographic position and velocity and the camera’s orientation relative to an external reference.

Combining the information derived from the GPS receiver and the inertial measuring unit, our systems can automatically slew the camera to point to an operator specified location on the ground. The local topography must be accounted for to calculate accurately the ground intercept of the camera line of sight. To do this, we use digital elevation data from existing maps. The accuracy of the calculation of the ground intercept point is, in part, dependent upon the accuracy of this map data.

We buy our inertial measuring units from third party vendors. As at the date of this annual report on Form 10-KSB, there are several vendors of inertial measuring units that sell a product that can meet our requirements. As there is a strong demand for these inertial measuring units and supply is short, typical lead times currently run between three to four months.

An increasing percentage of gimbal-stabilized cameras now incorporate “embedded” inertial measuring units, eliminating the need for us to supply one. Our system can receive the needed attitude and positional data from the embedded inertial measuring units.

The Digital Video and Sensor Recorder

The Digital Video and Sensor Recorder (DVR) is designed to record and replay mission data, including actual video “footage” of the mission as well as critical geo-referenced information on the mission logged by exact time. We have always outsourced this component to third parties. Currently, we are using the “Viperfish-ASX DVR” manufactured by GateKeeper Systems located in British Columbia, Canada.

Our Services

After the initial installation of our systems, we provide maintenance, support and upgrades to our customers. To date, our sales have been to “early adopters” of our earlier systems. Revenues from post-installation assistance that we have provided has been limited. We recently introduced a commercially competitive long term support and service program to our customers, including those early adopters. These fee based programs should typically be for a one year term. They include software upgrades, software patches, on-site service calls, hardware maintenance and replacement. As at the date of this annual report on Form 10-KSB, we have not yet entered into any of these fee based service program contracts.

Branding

Each of our systems has historically been marketed under the brand name “AeroNavitraker”. We have recently decided to rebrand our company and our products. We propose to change the name of our company to VECTr Systems Inc. and we propose to sell our products under the “VECTr” brand.

Marketing

Historically, our predecessor focused on sales to the law enforcement, forest fire fighting and military communities. With the exception of forest fire fighting, we believe that these communities continue to represent the primary markets for our products. The law enforcement community includes local, regional and national agencies. The military communities include the various branches of the military and national intelligence agencies.

Our predecessor business focused primarily on the Canadian markets. Since our acquisition of the business, we have shifted focus to markets in North and South America, with primary emphasis on the U.S., which we believe comprises more than 50% of the current worldwide market. In addition, we have begun to explore the potential for additional business opportunities in the Middle East.

Since November 12, 2004 we have expanded our marketing efforts in the United States. We initially contracted A.D. Butler & Associates, a consulting company on a monthly basis to represent our original products. Since August of 2006 we have contracted with them on at a daily rate as needed. A.D. Butler & Associates employs ex-military officers that have a network of military contacts. Through this network of contacts, A.D. Butler & Associates is alerted to information about U.S. government requests for proposals, many of which call for products like ours. We have not yet made any sales through A.D. Butler & Associates.

More recently, we hired Randall Cohn to serve as our marketing director. Mr. Cohn is a retired U.S. Naval Commander with more than 20 years of active service. As a result, he has significant knowledge of the U.S. military community. We believe that his knowledge and contacts will help to generate sales in the U.S.

Also in the U.S., we have informal working relationships with camera manufacturers such as FLIR Systems. Through these informal working relationships, engineers from our respective companies have worked together to develop systems to ensure compatibility between our systems and their cameras. Additionally, we have begun to establish working relationships with aviation systems integrators. Aviation systems integrators are Federal Aviation Administration (FAA) contractors qualified (and certified by the FAA) to install equipment, including systems like ours, on aircraft. Systems integrators assemble bid packages that can include systems such as ours. In these transactions, we would sell our system to the systems integrator who would in turn sell the system to its customer pursuant to the requirements of the bid awarded to the systems integrator by the customer. To date, our work with systems integrators has not resulted in the sale of any systems.

During calendar year 2004, our predecessor business hired a consultant located in the United Arab Emirates to pursue business opportunities in the Middle East. By the middle of calendar year 2005, we determined that we would be better served if we aligned our marketing efforts in the Middle East with the marketing efforts of FLIR Systems Inc., a camera manufacturer. Since October, 2005, we have cooperated with a systems integrator in the development of a prototype ‘off-the-shelf’ system that will combine the cameras manufactured by FLIR Systems Inc. with our technology and is intended to appeal to the military and law enforcement agencies in the United Arab Emirates, Qatar and Saudi Arabia. FLIR Systems Inc. has a network of contacts in these countries and we hope to benefit from their marketing efforts in these countries. To date, we have not completed the development of the prototype ‘off-the-shelf’ camera system with this systems integrator. Furthermore, we have not sold any of our systems in the Middle East as the result of this relationship.

We believe that our market communities continue to be defined by their different mission requirements. We are familiar with customers’ identities, missions and procurement programs, as well as the rules, regulations and processes typically associated with them. There are fundamental differences in terms of customer demands, customer size, system sophistication, project size, cost of participation, revenue potential and time to completion. The sales cycle for the law enforcement market segment is generally six months to one year and tends to be smaller in both unit and monetary terms than the military market. Also, these law enforcement and fire-fighting systems have less demanding specifications and are less complicated than the military in terms of application and administration. This sales cycle is due in large part to the fact that these customers can use a system that that contains a higher percentage of commercial off-the-shelf hardware and that requires less custom engineering work.

The military market segment is characterized by a much longer sales cycle of approximately two to three years. The longer sales cycle is generally attributable to the amount of customized engineering required in order to design and build a customized system. We plan to pursue government-sponsored projects that often have sophisticated demands and tend to be large in both unit and monetary terms.

Finally, we attend at trade shows and we provide on-site demonstrations at prospective customers’ facilities.

Competition

Industry competition is specific to each of our market communities, with a small number of companies offering products suiting the needs of specific markets for specific purposes. In all of these markets where we compete, ease of integration, technical superiority, reputation, price, ability to meet delivery schedules, financing, and long term reliability are among the principal competitive factors considered important by our customers and potential customers.

Moving map technology has become commonplace in many markets. A helpful illustration can be found in the automobile market – many manufacturers of automobiles in today’s markets offer an optional navigation package in their automobiles that provide moving maps linked to GPS as a navigational aid. These are relatively simple systems and we do not compete in this market. Other examples that help illustrate the availability of moving map products include Microsoft, which has a consumer product called Map Point that is widely available but which has not yet been deployed in our specific markets. Google, with its Google earth map and imagery product, is an interesting source of data but again, we have not yet seen this product deployed in our markets. Garmin specializes in handheld GPS receivers for consumers as well as navigational aids with charts for pilots. We do not believe that we compete directly with Garmin. ESRI, one of the larger companies in the geographic information business, sells geographic information systems (GIS) and has established the industry standards in the geomatics industry. Some of ESRI’s products are deployed in our markets.

In our markets, we compete against companies who, like us, are constrained by security clearance and contractual non-disclosure covenants from revealing information about their products, their government contracts and similar matters. Our competitors do not publish meaningful technical system specifications or data and, generally, detailed technical comparisons between their systems and ours have proven to be unreliable. As a result, most of the information available to us about our competition is gathered by word of mouth during the bidding process, or during an installation if we have an opportunity to examine a competitor’s product.

In the military sector, digital maps are the basis for almost every mission whether it be airborne, ground or marine in nature. Moreover, the inter-connectability of digital moving maps and various camera networks is a constantly evolving area of concentration as programs develop and receive funding. The prime contractors in the defence business, such as Boeing, Lockheed Martin, Raytheon and Thales, both develop their own moving map software in addition to sub contracting digital moving map work to others. Systems designed by these contractors tend to be very sophisticated and very expensive, with prices ranging in excess of $5,000,000 including the camera. In contrast, we anticipate that one of our systems using a third party’s camera would sell for between $500,000 and $1,000,000, depending on the camera and other hardware purchased, in addition to the degree of flexibility required of the system. Contractors such as Rockwell Collins, Harris Corporation, Tactronics, SAIC and CMC Electronics are also involved in a range of programs and have several products and systems focused on airborne applications. As a result, we do not compete directly with these large defence contractors but we might serve as a potential sub contract solution for a particular program. Our strategy continues to focus on developing a military market for less sophisticated systems such as those that we sell, which enable a comparatively inexpensive, easily integrated solution, particularly as it relates to camera deployments.

In the law enforcement market we compete with Avalex Technologies, AeroComputers Airborne Systems, MetaMap, Becker Aviation and an assortment of other small private companies. Like us, these companies provide moving map based systems that are compatible, to varying degrees, with various cameras in the market. Again, none of these companies publish meaningful technical system specifications and it is not feasible to attempt a detailed technical comparison between their systems and ours. We believe that the sales and marketing strategies of our competitors are similar to ours in that they appear to pursue similar programs and customers. Many of our competitors also work closely with the well-established imaging companies. At the present time many of these companies are better established in the North American market. Our limited market research and experience suggests that many of our competitors in this market segment offer a less sophisticated and less expensive product than ours. In contrast to the military market, our focus in the law enforcement and fire-fighting markets is to produce commercial ‘off-the-shelf’ applications that preserve the sophistication of our military system at a price that is competitive in the law enforcement and fire-fighting markets.

Our strategy is to achieve technical superiority over our commercial competitors like Aero Computers and Avalex.

Barriers to Future Competitive Entry

Major barriers to entry include:

1.	Intellectual Property;

2.	Practical experience gained from field installations and operations;

3.	Ongoing research and development continues to raise the bar, setting the standard higher;

4.	Product sophistication makes ‘start-up’ entry difficult; and

5.	Market segments are large and sophisticated – they are difficult to penetrate and the necessary relationships take time to build;

Source and Availability of Raw Material

Most of the components are off the shelf products and readily available. The inertial measuring units, a critical component of our system, require a three to four month lead time to delivery. We pay mostly C.O.D.

Dependence on one or a few major customers

We are highly dependent on sales to the U.S. Government and associated federal, state and local government agencies. During the year ended December 31, 2006 we completed one sale of our AeroNavitraker system, including camera control and mission taping capability, to a U.S. government agency for a purchase price of $153,000. During the year ended December 31, 2005, we completed one sale of two of our AeroNavitraker systems configured for a law enforcement customer and installed on two helicopters, to the City of Philadelphia Police Department for a sale price of $32,000 each, or a total of approximately $64,000. During the period from January 1, 2004 to November 11, 2004, we sold one system to the U.S. government configured for a law enforcement customer for a sale price of approximately $100,000. Government agencies of the United States continue to constitute our largest potential market, although there are numerous other military, law enforcement, resource management, air-fleet and other customers to which we market.

Need for Government approval

Our systems are designed for use in aircraft. Although we do not do any installations, fixed base operators, system integrators and our customers do. While the overall systems and the installation thereof must comply with standards established by the Federal Aviation Administration, our software is not required to comply with any regulatory standards.

Industry specifications for hardware are evolving. Although we do not manufacture any hardware, our software must be loaded onto hardware that meets industry specifications. We believe that the hardware required for the operation of our products meets or exceeds certification requirements.

Effects of existing or probable government regulations on the business

Our research and development is performed in Canada. Some of our current directors and a majority of our current shareholders are neither U.S. citizens nor U.S. residents. Companies like ours, whose management or operations may be influenced, directly or indirectly, by foreign interests, are considered by the U.S. government to be under ‘Foreign Ownership, Control or Influence’, or “foreign ownership”. Companies that are under foreign ownership may find it difficult or even impossible to obtain access to classified materials. These companies may, as a result, find it difficult or impossible to qualify for government contracts, especially for the U.S. military community. In order to obtain a security clearance from the U.S. government, we will need to mitigate any risks presented by foreign ownership in order to assure the U.S. government that there will be no possibility of unauthorized access to, or an adverse effect upon, U.S. government classified material. We may not be able to obtain a security clearance from the U.S. Government because we may not be able to mitigate the effects of foreign ownership.

Further, the International Traffic in Arms Regulation makes it difficult for companies with operations in Canada to compete with U.S. companies with operations in the United States for contracts involving advanced technology or classified material. We believe that the U.S. government will be more inclined to enter into contracts pertaining to advanced technology or classified material with U.S. companies with operations in the United States. We do not currently have the capital to effect a relocation of our operations from Canada to the United States, although we do take steps to mitigate these risks and we have registered with certain U.S. and Canadian government co-operative agencies. If we cannot relocate our operations to the United States, our business with the U.S. government might be adversely affected. In 2006 we opened an office in Falls Church, Virginia, from which we intend to conduct an increasing amount of our U.S. business.

Some of the map data that we use is commercially available. Some of the map data that we use is classified as secret and is available to our customers having the appropriate security clearance but is not currently available to our company. To date, we have been able to configure our systems to the specifications of the classified map data without actually seeing the data.

We currently acquire our inertial measurement units from Systron Donner. The inertial measuring unit is a component piece of commercial off-the-shelf hardware used in some of our systems. Access to the grade of inertial measuring unit that we employ in our systems at this time is controlled by the U.S. State Department. Our vendor must apply to the State Department for export approval for each non-U.S. customer.

Some of the cameras that work with our systems are used by the U.S. military. Interface documents for certain of these cameras are subject to International Trade in Arms Restrictions or may be classified. As our employees do not carry U.S. security clearance and our operations are mainly located in Canada, we do not currently have access to some interface documents. We are currently considering how best to address these restrictions.

Estimate of the amount spent during the last two fiscal years on R&D activities and if applicable, the extent to which the cost of such activities are borne directly by customers.

During the years December 31, 2005 and 2006, we spent $682,795 and $873,289, respectively, on research and development. Very little of our research and development costs are borne by customers.

Historically, our research and development costs and our costs of operations have been funded by the issuance of our common shares and by funding from Canadian government programs.

Total number of employees

As of March 15, 2007, we had 11 employees and four consultants engaged in various activities within our company including roles as managers, developers and administration. Eight of our 11 employees are located in Canada. The remaining employees are located in the United States. We are not subject to any collective bargaining agreements and we consider relations with our employees to be excellent. During the next 12 months we plan to hire two additional employees for the provision of marketing and engineering services to be located in the United States.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

RISKS RELATED TO OUR COMPANY

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

We incurred a net loss of $8,681,846 for the year ended December 31, 2005 and $6,006,669 for the year ended December 31, 2006. At December 31, 2006, we had an accumulated deficit of $19,745,169 and a working capital deficit of $3,756,715.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors' report on our consolidated financial statements for the year ended December 31, 2006. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business.

We have had negative cash flows from operations and our current resources are sufficient to fund our operations only until May 31, 2007. Our business operations may fail if our actual cash requirements exceed our estimates and we are not able to obtain further financing.

We currently spend approximately $250,000 per month on our operations and we estimate our cash requirements for the next 12 months to be approximately $3,000,000. Unless we raise additional funds we will be unable to fund our operations with our current resources, including cash and our current loan resources, beyond May 31, 2007.

Our company has had negative cash flows from operations. For the twelve months ended December 31, 2006, we earned revenue from product sales of $199,195 compared to $73,314 during the twelve months ended December 31, 2005. To date, we have incurred significant expenses in product development and administration in order to ready our products for market. As at December 31, 2006, we had cash and short-term investments of $54,624 and our current resources, including cash and loan proceeds that have been committed over the next few months by Atlantic Canada Opportunities Agency, are sufficient to fund our operations only until May 31, 2007. There is no assurance that our actual cash requirements will not exceed our estimates, and in any case we will require additional financing to bring our products into commercial operation, finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow. In particular, additional capital may be required in the event that:

- we incur unexpected costs in completing the development of our technology or encounter any unexpected technical or other difficulties;

- we incur delays and additional expenses as a result of technology failure;

- we are unable to create a substantial market for our product and services; or

- we incur any significant unanticipated expenses.

We have historically depended upon capital infusion from the issuance of long and short term debt and equity securities to provide the cash needed to fund our operations but we cannot be assured that we will be able to continue to do so. With the exception of our arrangements with the Atlantic Canada Opportunities Agency, we do not currently have any debt or equity financings in place. Our ability to continue in business depends upon our continued ability to obtain significant financing from external sources and the success of our marketing and sales efforts.

In light of our operating history and our recent defaults on indebtedness, we may not be able to obtain additional equity or debt financing on acceptable terms if and when we need it. Even if financing is available it may not be available on terms that are favorable to us or in sufficient amounts to satisfy our requirements.

If we require, but are unable to obtain, additional financing in the future, we may be unable to implement our business plan and our growth strategies, respond to changing business or economic conditions, withstand adverse operating results, and compete effectively. More importantly, if we are unable to raise further financing when required, our continued operations may have to be scaled down or even ceased and our ability to generate revenues would be negatively affected.

During the period from November 2004 through December, 2006, we defaulted on a number of our outstanding loans. In addition, we are currently in default under two of our existing loans. This history of defaulting on indebtedness may make it difficult for our company to raise money through the sale of debt or equity securities.

One of the primary sources for funding upon which we have depended in the past, and upon which we believe we will continue to depend for funding during the next 12 months, is the Atlantic Canada Opportunities Agency. This agency is focused on supporting the growth of companies like ours as part of its overall effort to stimulate growth in the economy of the Atlantic region of Canada. We currently have three outstanding loans from the Atlantic Canada Opportunities Agency, each of which was made with respect to a specific project. The loan agreements provide that payments do not commence until some period of time after the specific project has been completed but the lender has the right to accelerate all sums due under these loans if we are in default of any of the material covenants included in the loan agreements. From September 30, 2005 until December 1, 2005, we were in default of one of these loans due to our failure to complete the specified project by September 30, 2005, as required by the loan agreement. This default was cured on December 1, 2005, when we amended the loan agreement to extend the project’s completion date to September 30, 2006. From March 31, 2006 until May 18, 2006, we were in default of another of these loans due to our failure to complete that specified project by March 31, 2006, as required by the loan agreement. This default was cured on May 18, 2006, when we amended the loan agreement to extend the project’s completion date to March 31, 2007.

Although we are current in making any periodic payments required under our loan agreements with the Atlantic Canada Opportunities Agency, we are currently in default of a covenant, contained in two of these loan agreements, that we maintain a minimum level of “Equity” (“Equity” is a defined term in these loan agreements, and we have reproduced the definition in the more detailed discussion of our loans from the Atlantic Canada Opportunities Agency that begins at page 27, below). Because we are in default of this covenant to maintain a minimum level of “Equity”, the Atlantic Canada Opportunities Agency currently has the right to accelerate all sums due under these loans upon delivery to us of written notice. At December 31, 2006, we owed Atlantic Canada Opportunities Agency an aggregate amount, under all three of our loans from them, of $1,900,130. We are currently making payments on account of one of these loans (a monthly payment of approximately $2,000); payments on the other two loans are not due until July 1, 2007 and September 1, 2008, respectively, unless these loans are accelerated as the result of our failure to attain the required level of “Equity”. If the Atlantic Canada Opportunities Agency were to demand immediate payment on all of these loans because of our failure to attain the required level of Equity, we would then be obligated to pay $1,900,130 promptly. If we failed to pay this amount promptly after demand, the Atlantic Canada Opportunities Agency could initiate one or more actions to collect it. In addition, the Atlantic Canada

Opportunities Agency could refuse to make any new loans to our company. If either of these should occur, our business could be adversely affected.

From November, 2004 until December, 2005, we were in default of our repayment obligations to an agency of the Canadian government under our Program for Export Market Development loan, and during the period from January 1, 2005 until February, 2006, we were in default of our repayment obligations to an agency of the Canadian government under our Industrial Regional Assistance Program loan.

We have historically depended on the U.S. government and associated federal, state and local agencies for a significant portion of our revenues. The loss of this customer base would have a material adverse consequence on our business.

Our past operations were, and our future success is, highly dependent on sales to the U.S. government and associated federal, state and local government agencies. During the year ended December 31, 2006, we completed one sale to a U.S. government agency. During the year ended December 31, 2005, we completed one sale to the City of Philadelphia Police Department. During the period from January 1, 2004 to November 11, 2004, and the year ended December 31, 2003, approximately 91 percent and 67 percent of our predecessor’s revenues, respectively, were derived from sales to the U.S. government. Any significant disruption of or deterioration in our relationship with the U.S. government and related federal, state and local government agencies would significantly reduce our revenues and could cause our business to fail.

Further, U.S. government programs are frequently implemented through the award of many different individual contracts and subcontracts, funding for which is subject to appropriation by the U.S. Congress. Although multi-year contracts may be planned or authorized in connection with major programs, Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs often receive only partial funding initially, with additional funds committed only as and if Congress makes further appropriations in subsequent years. If Congress were to fail to approve additional funding for any project for which our company had received a contract, our business could be adversely impacted.

A significant portion of our sales are through U.S. government contracts which, by their terms, can be cancelled by the U.S. government without notice.

U.S. government contracts are usually subject to oversight audits by U.S. government representatives. In addition, these contracts usually permit termination without prior notice for the U.S. government’s convenience, upon payment of compensation for work done to the date of termination. The cancellation of any project in which we may be involved, or any contract that we might have with respect to that project, could adversely affect our operations.

A significant portion of our sales are made pursuant to U.S. government contracts. These contracts generally require that we comply with U.S. government requirements with respect to various matters. We may not be able to comply with all of these requirements. If we fail to comply with any of these U.S. government requirements, the U.S. government could terminate all of our U.S. government contracts and render us ineligible to receive further U.S. government contracts for a period of time.

U.S. government contracts generally require that contractors comply with numerous requirements, including those related to procurement integrity, export control, security regulations, employment practices, protection of the environment, accuracy of records and the recording of costs and foreign corruption. These requirements increase our performance and compliance costs. Failure to comply with these requirements could lead to suspension or debarment from U.S. government contracting or subcontracting for a period of time. The loss of the government as a customer would adversely affect our ability to fund our operations and could cause our business to fail.

If we cannot qualify for a security clearance, we may not qualify to receive future U.S. Government contracts that require a security clearance. In addition, the U.S. government prefers to do business with U.S. companies with operations located in the United States.

Our research and development is performed in Canada. A majority of our current directors and a majority of our current shareholders are neither U.S. citizens nor U.S. residents. Companies like ours, whose management or operations may be influenced, directly or indirectly, by foreign interests, are considered by the U.S. government to be under ‘Foreign Ownership, Control or Influence’, or “foreign ownership”. Companies that are under foreign ownership may find it difficult or even impossible to obtain access to classified materials. These companies may, as a result, find it difficult or impossible to qualify for government contracts, especially for the U.S. military community. In order to obtain a security clearance from the U.S. government, we will need to mitigate any risks presented by foreign ownership in order to assure the U.S. government that there will be no possibility of unauthorized access to, or an adverse effect upon, U.S. government classified material. We may not be able to obtain a security clearance from the U.S. Government because we may not be able to mitigate the effects of foreign ownership.

Further, International Traffic in Arms Regulation makes it difficult for companies with operations located in Canada to compete with U.S. companies whose operations are located in the United States for contracts that involve advanced International Traffic in Arms restricted technology. We believe that the U.S. government will be more inclined to enter into contracts requiring the use and/or development of such technology with U.S. companies whose operations are located in the United States. We do not currently have the capital to effect a relocation of our operations from Canada to the United States. If we cannot relocate our operations to the United States, our business with the U.S. government might be adversely affected.

We may not be successful in obtaining the necessary export licenses to conduct operations abroad, and the United States Congress may prevent proposed sales to foreign governments.

Export licenses are required from United States government agencies under the Export Administration Act, the Trading with the Enemy Act of 1917 and the Arms Export Control Act of 1976 for export of many of the components of our products. We can give no assurance that we will be successful in obtaining these licenses. Recently, heightened government scrutiny of export licenses for products in our market has resulted in lengthened review periods for our license applications. If we fail to obtain, or are unreasonably delayed in obtaining, these licenses we could be prevented or delayed in selling our products, which could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to effectively protect our intellectual property rights, the foundation of our business, which could harm our business by making it easier for our competitors to duplicate our services.

Certain aspects of our products, processes, services and technology are proprietary. In the past, we have taken steps to protect them with patents, copyrights, trademarks, restrictions on disclosure and other methods.

Three patents that were issued to our company’s predecessor and three patent applications with respect to additional patent claims pertaining to various aspects of our technology were assigned to us on November 12, 2004. We have since abandoned all six of these patents and patent applications and we do not currently own any patents, patents pending or patent applications. Our failure to adequately protect our proprietary rights in our products, services and technology could harm our business by making it easier for our competitors to duplicate our products and services. We cannot be certain that third parties will not infringe or misappropriate our proprietary rights or that third parties will not independently develop similar products, services and technology. Any infringement, misappropriation or independent development could cause us to cease operations.

We may have to resort to litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others, or defend ourselves from claims of infringement, invalidity or unenforceability. While there currently are no outstanding infringement claims pending by or against us, we cannot assure you that third parties will not assert infringement claims against us in the future, that assertion by such parties will not result in costly litigation, or that they will not prevail in any such litigation. In addition, we cannot assure you that we will be able to license any valid and infringed patents from third parties on commercially reasonable terms or, alternatively, be able to redesign products on a cost-effective basis to avoid infringement. Litigation can be prohibitively expensive and can divert resources even if we win. We may not have the financial resources to fight a protracted legal battle to defend our patents. Any litigation could have a material adverse effect on our business, financial condition and operating results.

We may not effectively manage the growth necessary to execute our business plan.

Our business plan anticipates a significant increase in the number of our strategic partners, manufacturers, dealers, distributors and customers. This growth will place significant strain on our current personnel, systems and resources. We expect that we will be required to hire qualified employees to help us manage our growth effectively. We believe that we will also be required to improve our management, technical, information and accounting systems, controls and procedures. We may not be able to maintain the quality of our operations, control our costs, continue complying with all applicable regulations and expand our internal management, technical information and accounting systems in order to support our desired growth. If we fail to manage our anticipated growth effectively, our business could be adversely affected.

Substantially all of our assets and a majority of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

Substantially all of our assets are located outside the United States in Canada. We maintain a permanent place of business within the United States in Falls Church, Virginia. In addition, a majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them.

Our Articles of Incorporation exculpate our officers and directors from any liability to our company or our shareholders.

Our Articles of Incorporation contain a provision limiting the liability of our officers and directors for their acts or failures to act, except for acts involving intentional misconduct, fraud or a knowing violation of law. This limitation on liability may reduce the likelihood of derivative litigation against our officers and directors and may discourage or deter our shareholders from suing our officers and directors based upon breaches of their duties to our company, though such an action, if successful, might otherwise benefit our company and our shareholders.

Investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share if we issue employee/director/consultant options, bonus shares and other stock based awards or if we issue additional shares to finance our operations.

We may in the future grant to some or all of our directors, officers, insiders, and key employees options to purchase our common shares, bonus shares and other stock based awards as non-cash incentives to those persons. These options and other stock based awards may be granted at exercise prices equal to or less than market prices, and may be granted when the market for our securities is depressed. In addition, we have in the past granted to our General Manager the right to receive annual bonus shares as part of his compensation during the term of his employment agreement with us. The issuance of any equity securities could, and the issuance of any additional shares will, cause our existing shareholders to experience dilution of their ownership interests.

If we issue additional shares or decide to enter into joint ventures with other parties in order to raise financing or acquire other businesses through the sale of equity securities, investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. There are currently outstanding common shares to be issued and common share purchase warrants and options exercisable into obligations to issue 12,422,000 common shares, including those that may arise upon the issuance of bonus shares and the exercise of outstanding common share purchase warrants and options, which, if issued, would represent approximately 28% of our issued and outstanding shares. If all the bonus shares are issued and all of these warrants and options are exercised and the underlying shares are issued, such issuance will cause a reduction in the proportionate ownership and voting power of all other shareholders. The dilution may result in a decline in the price of our shares or a change in the control of our company.

A decline in the price of our common stock could affect our ability to raise further working capital and our ability to continue our normal operations.

Historically, our operations have been financed in large part through a combination of debt and the sale of equity securities. A prolonged decline in the price of our common stock could make it difficult for us to raise capital through the sale of our equity securities. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and could have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations.

We Have No Earnings and Dividend Record.

We have no earnings or dividend record. We have not paid dividends on our common shares since incorporation and do not anticipate doing so in the foreseeable future. We do not generate any cash flow from operations and could not expect to do so in the foreseeable future.

The Loss of Certain Key Management Employees Could Have a Material Adverse Effect On Our Business.

The nature of our business, our ability to continue our development of new and innovative products and to develop a competitive edge in our marketplace depends, in large part, on our ability to attract and maintain qualified key personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to attract and retain them. Our development now and in the future will depend on the efforts of key management figures, such as Robert Knight, our President, Randall Cohn, our Vice President of Marketing and Program Management, Herbert Lustig, our General Manager, and Adam Wolinski, our Director of Technology, Research and Development. The loss of any of these key people could have a material adverse effect on our business. We do not currently maintain key-man life insurance on any of our key employees.

RISKS ASSOCIATED WITH OUR BUSINESS

Competition in our primary market is fierce. If we cannot compete in this market, our business will be adversely affected and you could lose all of your investment

The military and commercial industries in which we operate are fiercely competitive. Our competitors range from highly resourceful small concerns, which engineer and produce specialized items, to large, diversified firms with extensive resources. Several established and emerging companies offer a variety of products similar to our own, including Harris Corp., Thales Group and Raytheon Company in the military sector and Avalex Technologies and AeroComputers Airborne Systems in the law enforcement sector. Many of our competitors have more extensive or more specialized engineering, research and development, manufacturing and marketing capabilities than we do. There can be no assurance that we can successfully compete with these firms. In addition, some of our largest customers could develop the capability to manufacture products similar to ours. This could result in these customers supplying their own products and competing directly with us for sales of these products to other customers, all of which could significantly reduce our revenues and seriously harm our business.

Finally, our competitors do not publish meaningful technical system specifications or data, and it is not feasible to attempt a detailed technical comparison between their systems and ours. As a result, we cannot know with any certainty that our products compete favourably, if at all, with those of our competitors. If we cannot compete, our business will fail.

Our future success will depend on our ability to timely develop, market and sell new and improved products that achieve market acceptance

Our industry is characterized by rapidly changing technologies and evolving standards. Accordingly, our future performance depends on a number of factors, including our ability to:

•	Identify emerging technological trends in our target markets;

•	Develop, market, sell and maintain competitive products;

•	Enhance our products by adding innovative features that differentiate our products from those of our competitors; and

•	Bring cost-effective products to market quickly.

In order to remain competitive we believe that we must continue to invest significant resources in research and development in an effort to ensure the development of new and improved products or the improvement and enhancement of the products that we already sell. These expenditures could divert our attention and resources from other projects, and we cannot be sure that these expenditures ultimately will lead to the timely development of new products. Due to the design complexity of some of our products, development and introduction of new or improved products can be a lengthy process and we cannot be assured that the markets for our products will develop as we anticipate. The failure of our products to gain market acceptance could significantly reduce our revenues and harm our business. Furthermore, we cannot be sure that our competitors will not develop competing products that gain market acceptance in advance of our products or that our competitors will not develop new products that cause our existing products to become obsolete. If we fail in our new product development efforts or our products fail to achieve market acceptance more rapidly than those of our competitors, our revenues will decline and our business, financial condition and results of operations will be adversely affected.

Changes in technology, changes in customer requirements and preferences, introduction of products and services embodying new or different technologies and the emergence of new industry standards and practices could render our existing technology and products less competitive or obsolete. Our future success will depend on our ability to enhance and improve the responsiveness, functionality, accessibility and features of our technology and products. We expect that our marketplace will require extensive technological upgrades and enhancements to accommodate many of the new products and services that we anticipate will be added to our marketplace. We cannot assure you that we will be able to expand and upgrade our technology and systems, or successfully integrate new technologies or systems we develop in the future with our current products, to accommodate such increases in a timely manner.

RISKS ASSOCIATED WITH OUR COMMON STOCK

Sales of a substantial number of shares of our common stock into the public market by the selling stockholders may result in significant downward pressure on the price of our common stock and could affect the ability of our stockholders to realize the current trading price of our common stock.

Our common stock is not presently traded on any securities exchange, although our common shares are quoted on the over-the-counter market operated by Pink Sheets LLC. Quotations of our common stock on the Pink Sheets has been sporadic, as has trading volume, and the Pink Sheets LLC does not constitute a viable, established market for our common shares. The sale of a substantial number of shares of our common stock in any public market could cause a reduction in the market price of our common stock. We had 66,952,430 shares of our common stock issued and outstanding as of March 21, 2007.

There is no active trading market for our common stock and if a market for our common stock does not develop, our investors will be unable to sell their shares.

Our common stock is presently not traded on any securities exchange and we have not applied for listing or quotation on any securities exchange. The shares of our common stock are however quoted on the Pink Sheets, operated by Pink Sheets LLC. Quotations of our common stock on the Pink Sheets has been sporadic, as has trading volume, and the Pink Sheets LLC does not constitute a viable, established market for our common shares. There is currently very little active trading in the market for our common stock and such a market may not develop or be sustained. We currently plan to apply to have our common stock quoted on the National Association of Securities Dealers Inc.'s OTC Bulletin Board. However, we cannot provide our investors with any assurance that our common stock will be traded on the OTC Bulletin Board or, if traded, that an actively traded public market will materialize. If our common stock is not quoted on the OTC Bulletin Board or if an active public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operating results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies, which may materially adversely affect the market price of our common stock.

The holders of the 7,552,000 outstanding share purchase warrants and 4,370,000 stock options have the right to exercise the share purchase warrants or stock options and receive shares of our common stock. Also, our General Manager has the right to receive annual bonus shares as part of his compensation. If the holders exercise all or any number of their share purchase warrants or stock options and we issue all of the annual bonus shares, there will be dilution of your shares of our common stock.

The exercise of any or all of the share purchase warrants will result in dilution to the interests of other holders of our common stock since the holders may ultimately exercise all of the warrants and they may sell some or all of these shares into the public market. If the holders of all of the share purchase warrants and options exercised all of their share purchase warrants and options, then we would be required to issue an additional 11,922,000 shares of our common stock, which would represent approximately 18% of our issued and outstanding shares on March 21, 2007. In addition, we have in the past granted to our General Manager the right to receive annual bonus shares as part of his compensation during the term of his employment agreement with us. The issuance of these bonus shares will also result in dilution to the interest of other holders of our common stock.

Trading of our stock may be restricted by the SEC's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.

Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 2.	Description of Property.

Our principal administrative office is located in Halifax, Nova Scotia, at 400 – 1190 Barrington Street, Halifax, Nova Scotia Canada B3H 2R4. We also maintain a business office at 252 North Washington Street, Falls Church, VA 22046.

Our telephone number in Halifax is 902.429.1438, our fax number is 902.429.1582. Our Halifax office is comprised of two adjacent suites consisting of 1,359 square feet and 2,949 square feet, respectively, for a total area of 4,308 square feet. Rent is approximately $7.10 (CDN $8.50) per square foot per year, plus common area maintenance costs of approximately $6.30 (CDN $7.55) per square foot per year and a tax recovery charge of approximately $1.72 (CDN $2.07) per square foot per year for a total rental of approximately $15.10 (CDN $18.12) per square foot per year (approximately $6,233 or CDN $7,480 per month including applicable sales and lease taxes).

Our telephone number in Falls Church is (703) 752-9380 and our fax number is (703) 752-9381. Our Falls Church office is comprised of 1,200 square feet of fully furnished office space. Our rent of $3,000 per month includes the services of a receptionist and office services (fax, telephone, copier and conference room). Our rental agreement expires April 30, 2007, though we will continue to occupy these premises thereafter on a month-to-month basis.

Item 3.	Legal Proceedings.

As discussed in Notes 7 and 15 to our audited financial statements for the years ended December 31, 2006 and December 31, 2005, we believe that we owe money to 1199684 Ontario Inc. Earlier this year, Ken Sawatzky advised us that he believes that our debt to 1199684 Ontario Inc. is actually owed to him and that the balance due is higher than we believe. In May 2006 we asked Mr. Sawatzky for evidence of the assignment of these loans to him and we provided him with a detailed calculation of the amount owed. Mr. Sawatzky’s response was to file a Statement of Claim against our company in the Ontario Superior Court of Justice on November 29, 2006. Mr. Sawatzky’s attorneys sent a copy of this Statement of Claim to our attorneys in British Columbia. We were served with this Statement of Claim (by service on our registered agent in Nevada) on December 4, 2006. The named plaintiffs in the Statement of Claim are Ken Sawatzky and 1199684 Ontario Inc. and the Court File number for this claim is 06-CU-323165PDI. The amount claimed is $187,000 plus interest at 8% from November 10, 2003 until paid, plus interest at 8% per annum on $63,000 from November 10, 2003 to August 9, 2005. We do not believe that the Ontario Superior Court of Justice has any jurisdiction over our company but we have retained counsel in Ontario and we intend to vigorously defend this action.

Except as set forth above, we know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or has a material interest adverse to us.

Item 4.	Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders during 2006.

On February 26, 2007, our board of directors unanimously approved, and they recommended that our stockholders approve, a reverse split of our common stock and a change of our company’s name to VECTr Systems, Inc. Our board of directors concluded that the change of name and the reduction of the number of issued and outstanding shares of our common stock would better position our company to raise additional capital. On March 2, 2007, the holders of 36,994,586 issued and outstanding shares of our common stock, constituting approximately 55.25% of our issued and outstanding shares or common stock, approved both of these corporate changes. These matters, and the reasons why our board of directors considered them to be in the best interest of our company, are discussed in greater detail in the Information Statement on Form 14C filed by our company with the Securities and Exchange Commission on March 2, 2007, as amended on April 12, 2007.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Our common shares are traded on the Pink Sheets LLC. Quotations of our common stock on the Pink Sheets has been sporadic, as has trading volume, and the Pink Sheets LLC does not constitute a viable, established market for our common shares. Our symbol is “NVKI” and our CUSIP number is 63936 N 10 6.

The following quotations reflect the high and low bids for our common stock, as reported by Bloomberg LLC, based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low prices of our common stock for the periods indicated below are as follows:

Quarter Ended(1)	High(2)	Low(2)
March 31, 2005	$0.89	$0.53
June 30, 2005	$0.98	$0.78
September 30, 2005	$1.20	$0.95
December 31, 2005	$1.25	$0.60
March 31, 2006	$1.15	$0.40
June 30, 2006	$1.21	$0.46
September 30, 2006	$1.12	$0.65
December 31, 2006	$0.98	$0.23

(1)     Our common shares commenced trading on June 8, 2001. The quotations above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

(2)     These prices have been adjusted to reflect that our common shares split 2:1 on two occasions, first on June 9, 2004 and again on August 29, 2005.

Our common shares are issued in registered form. Allied Stock Transfer, Inc. is the registrar and transfer agent for our common shares. Their address is 80 Orville Drive, Bohemia, New York, 11716 Telephone: 631.244.1647, Facsimile: 631.567.0611.

On March 21, 2007, the shareholders’ list for our common shares showed 173 registered shareholders and 66,952,430 common shares outstanding.

Dividends

We have not declared any dividends on our common stock since the inception of our company on July 9, 1998. There is no restriction in our Bylaws that will limit our ability to pay dividends on our common stock. However, we do not anticipate declaring and paying dividends to our shareholders in the near future.

Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in “penny stocks”. “Penny stock” is defined to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. If we establish a trading market for our common stock, our common stock will most likely be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.

Recent Sales of Unregistered Securities

During the year ended December 31, 2006, we issued the following equity securities which were not registered under the Securities Act of 1933:

On June 16, 2006 we sold an aggregate of 120,000 units at a price of $0.75 per unit for aggregate gross proceeds of $90,000 to one non-U.S. person relying on the exemption from the registration requirements of the Securities Act of 1933 provided by Regulation S promulgated thereunder. Each unit was comprised of one common share and one-half of one non-transferable share purchase warrant, for a total of 60,000 whole share purchase warrants. Each whole share purchase warrant is exercisable into one common share of our company at an exercise price of $1.25 per share on or before August 28, 2008.

On July 24, 2006 we sold an aggregate of 840,000 units at a price of $0.75 per unit for aggregate gross proceeds of $630,000 to two non-U.S. persons relying on the exemption from the registration requirements of the Securities Act of 1933 provided by Regulation S promulgated thereunder. Each unit was comprised of one common share and one-half of one non-transferable share purchase warrant, for a total of 420,000 whole share purchase warrants. Each whole share purchase warrant is exercisable into one common share of our company at an exercise price of $1.25 per share on or before July 24, 2008, as to 400,000 warrants, and on or before August 28, 2008 as to the balance of 20,000 warrants.

On December 11, 2006, we sold an aggregate of 200,000 units at a price of $0.75 per unit for aggregate gross proceeds of $150,000 to one non-U.S. person relying on the exemption from the registration requirements of the Securities Act of 1933 provided by Regulation S promulgated thereunder. Each unit was comprised of one common share and one-half of one non-transferable share purchase warrant, for a total of 100,000 whole share purchase warrants. Each whole share purchase warrant entitles the holder to purchase one common share of the Company's common stock at an exercise price of $1.25 per share until July 24, 2008.

On December 20, 2006, we sold an aggregate of 90,000 common shares at a price of $0.75 per share for aggregate gross proceeds of $67,500 to four non-U.S. persons relying on the exemption for the registration requirements of the Securities Act of 1933 provided by Regulation S promulgated thereunder.

On February 27, 2007, a consultant to our company purchased 35,000,000 shares of our common stock for a purchase price of $350,000, or $0.01 per share. Payment was made by way of a reduction in the principal balance of debt owed by our company to the consultant. After this reduction, our company still owed to the consultant the sum of approximately $745,011. Upon completion of this share purchase, the consultant became the registered owner of 35,016,412 shares of our common stock entitled to cast approximately 52.3% of the votes that may be cast by holders of issued and outstanding shares of our common stock. This consultant is not a U.S. person and the transaction was negotiated and completed outside of the United States. In issuing these securities we relied on Section 4(2) of the Securities Act of 1933, as amended, and on Regulation S promulgated thereunder.

Equity Compensation Plan Information

The following table provides a summary of the securities authorized for issuance under Equity Compensation Plans, the weighted average price and number of securities remaining available for issuance, all as at December 31, 2006.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,370,000	$0.68	3,630,000
Equity compensation plans not approved by security holders	4,500,000(1)	$0.44	N/A
Total	8,870,000	$0.56	3,630,000

(1) Includes 4,000,000 of warrants issued to a consultant for financial public and other consulting services and 500,000 bonus shares to be issued to an employee pursuant to the employment agreement.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2006.

Item 6.	Management Discussion and Analysis and Plan of Operation.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 13 of this annual report.

Our consolidated audited financial statements and the pre-acquisition financial statements of our predecessor are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

On November 12, 2004, we completed the acquisition of all of the assets of the Canadian Navitrak International Corporation, including the acquisition of all of the shares of our operating subsidiary, Navitrak Engineering Incorporated. The specific terms of this transaction are discussed in detail in the section of this annual report titled “Description of Business”, beginning at page 3, above.

We market, sell and support airborne moving map and real-time video and electronic sensor control systems that acquire, fuse and dynamically display map, sensor and other geo-referenced data. These systems are used by the airborne surveillance community to increase situational awareness and to achieve more efficient task management via a combination of software, hardware and geographic information datasets. These systems provide real time information on geographic position and directional orientation through proprietary software, moving map display technology and location-based information. We also have developed interfaces to manage and control airborne cameras and other sensors. These systems are primarily deployed on rotary and fixed wing aircraft and sold primarily to government agencies including law enforcement, search and rescue organizations, paramilitary agencies and the military.

Our predecessor company, the Canadian Navitrak International Corporation, had experienced declining sales over the years leading up to our acquisition of the business. This decline has continued during the two years since we acquired the business. We believe that this decline was and continues to be due primarily to the lack of camera integration and control functions in our early systems and to the failure of these systems to perform well in the rugged work environments where they were deployed. In addition, these early systems were essentially software only systems that required extensive customization for each application. Our earlier systems were the product of our effort to produce a proprietary system that would provide all of the required functionality from proprietary (or highly modified) components. Since our acquisition of the business we have realized that our historical focus on developing a system comprised solely of proprietary components has limited our ability to compete. Early in 2005 we realized that if we were to compete in the market we would need to shift away from a system comprised entirely of proprietary products in favor of a system that would integrate our most functional and reliable component – our proprietary software - with functional and reliable components made by other companies. This shift has resulted in the development of our current AeroNavitraker system, which integrates our software with selected sensors and other ‘off-the-shelf’ computer hardware manufactured by third parties. While we believe that our current system is more reliable in the field, more easily configured to our customers' airframes and avionics, requires far less on-site and job specific engineering and includes additional functionality, our sales have continued to be sluggish in the face of strong competition and our history of poor functionality and reliability.

In addition to our efforts to improve our proprietary system by utilizing ‘off-the-shelf’ components manufactured by third parties, we have also been positioning our company to act as a distributor or dealer for companies that sell components and entire systems that are similar to our own product line.

We are still in our infancy as a viable commercial entity, and consequently our focus has been to identify and capture market needs, to develop products and services to meet these needs, to build relationships within our industry in order to gain critical technical and market information and to brand our company, our products and our services. We anticipate that the expected growth in revenues will assist us in attracting additional financing to allow us to add the needed resources in order to further support the growth of our operations. Despite our expectations, there are no assurances that an increase in our revenues can be achieved, or that we will be able to attract additional financing on acceptable terms, if at all. Should we be unable to achieve the anticipated revenue growth or to attract additional financing on acceptable terms, our ongoing business and future success may be adversely affected.

LIMITED OPERATING HISTORY; BACKGROUND OF OUR COMPANY

We plan to continue commercializing our technology and building a sales and marketing capability. For the twelve months ended December 31, 2006, we earned revenue from product sales of $199,195 primarily representing sales of our tactical moving map system to a law enforcement customer. During this period, the majority of our staff resources were dedicated to completing previously awarded contracts and research. These installations, while providing limited revenue, have offered an opportunity to characterize the performance attributes and reliability of our various system configurations in the field, as well as to establish relationships with suppliers, system integrators and end users (our customers).

The two largest contract awards in our history have been “software only” customizations of AeroNavitraker software, one to a military customer and the other to a camera manufacturer. Both contracts have been completed and delivered. The next round of AeroNavitraker systems were sold directly to end-users consisting of state and local law enforcement agencies and fire-fighting organizations located in the United States. These customers independently procured or had existing camera systems that we retro-fitted with our AeroNavitraker system. In the future, we anticipate that a larger portion of our revenues will be derived via selling through system integrators who directly respond to bid solicitations for surveillance systems to be owned and operated by city, state, federal, military and fire fighting organizations.

This new emphasis of working through systems integrators should offer greater exposure to potential buyers while it should at the same time reduce sales and marketing costs. Systems integrators offer an added benefit in that they assume the responsibility to assure that installations are performed in accordance with contract specifications. With our newer AeroNavitraker systems we anticipate installation times of approximately 90 days after we obtain the contract, in contrast to some of our older installations which took up to 12 months. The downside to our decision to depend more heavily on systems integrators is that we anticipate ceding some margin on our products to compensate the systems integrators for their efforts. To date, though, we have not generated any sales through systems integrators and no assurance may be given that our strategy to align ourselves with systems integrators will be successful.

In addition, we have begun to position our company as a value-added reseller of products similar to ours but made by unrelated parties. We have signed agreements with two companies; one appoints us as an exclusive distributor within a specified territory for EuroAvionics, while the other appoints us as a non-exclusive distributor for Gatekeeper Systems. These agreements and the products of these companies are discussed in more detail in the section of this annual report on Form 10-KSB entitled “Our Current Business”, beginning at page 6, above. Except for our attendance at one industry function during the month of March, 2007, we have not yet begun to actively market or sell these products.

We may have difficulty funding our future operations.

We are focused on measures that will result in more effective control of our fixed and variable costs, including reporting procedures and corporate policies governing employee spending and sourcing for less expensive components that comply with our requirements, but we are also considering hiring an additional two employees at an incremental cost of approximately $25,000 per month. We anticipate that cash used in product development and operations, especially in the marketing, production and sale of our systems, will increase significantly over the next 12 months. We currently consume cash at the rate of approximately $250,000 per month. As of December 31, 2006, we had $54,624 cash-on-hand. We believe that we can only fund our current operations with our current resources, including cash and loan proceeds that have been committed over the next few months by Atlantic Canada Opportunities Agency, until May 31, 2007. We currently believe that we will require additional funding of approximately $3,000,000 in order to pay for our operations over the next 12 months ended March 31, 2008.

Financing for our development activities and operations to date has come primarily from the issuance of our common stock, notes, short-term and long-term financing (including government support). We expect to fund our development activities and operations over the next 12 months largely from the sale of common stock. Other than our current loan arrangements with the Atlantic Canada Opportunities Agency, we do not currently have any debt or equity offerings in place. Further, recent efforts to raise funds through the sale of equity have not met with any success, and our company has begun to implement a strategy intended to improve the likelihood that we will be able to raise funds through the sale of our equity in the future. The fundamental component of this recent effort is a reverse split of our common shares that is currently proposed to take effect during May, 2007. There can be no assurance that these efforts will result in any success in our efforts to raise funds.

The Atlantic Canada Opportunities Agency has been one of the primary sources for funding upon which we have depended in the past, and upon which we believe we will continue to depend for funding during the next 12 months. This agency is focused on supporting the growth of companies like ours as part of its overall effort to stimulate growth in the economy of the Atlantic region of Canada. We currently have three outstanding loans from the Atlantic Canada Opportunities Agency, each of which was made with respect to a specific project and each of which is discussed in more detail below, at pages 27 to 30. These loan agreements were originally drafted to ensure, among other things, that our re-payment obligations commenced only after the funded project was complete, and each agreement therefore provides for a project completion date and a later date upon which scheduled repayment obligations begin. Because two of these projects took longer to develop and commercialize than anticipated at the time the loan agreements were signed, they were not completed by the original completion date. In both cases, the loan agreements were amended to establish new completion dates but neither of these amendments was signed until some number of weeks after the original completion date. Accordingly, we were technically in default of our obligation to complete these two projects on or before the original completion dates for the period of time beginning on the original completion date and ending on the date that the respective amendments were signed.

We are currently in default of a financial covenant contained in two of the Atlantic Canada Opportunities Agency loans. To our knowledge, the Atlantic Canada Opportunity Agency has not taken any action with respect to these defaults, though we can give no assurance that it will not take action in the future. The Atlantic Canada Opportunities Agency continues to fund current loans, there can be no assurance that the Atlantic Canada Opportunities Agency will continue to fund these current loans or make any new loans to our company.

Since we have had a limited history of operations, we anticipate that our quarterly results of operations will fluctuate significantly for the foreseeable future. We believe that period-to-period comparisons of our operating results should not be relied upon as predictive of future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies commercializing new and evolving technologies such as ours.

Additional capital may not be available when required or if available it may not be available on favorable terms. If adequate funds are not available we may be required to significantly reduce or refocus our operations or to obtain funds through arrangements that may require us to relinquish rights to certain or potential markets, either of which could have a material adverse effect on our business, financial condition and results of operations. To the extent that additional capital is raised through the sale of equity or debt securities, the issuance of such securities would result in ownership dilution to our existing stockholders.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors' report on the December 31, 2006 and 2005 consolidated financial statements which are included with this annual report. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

Loans made by Atlantic Canada Opportunities Agency

The Atlantic Canada Opportunities Agency (commonly referred to by the acronym “ACOA”) is a Canadian federal government agency that promotes the establishment of business opportunities in the Atlantic region of Canada. Its goal is to encourage growth and the production of jobs in the region by, among other things, providing low interest loans and government grants to qualifying businesses. The Atlantic Canada Opportunities Agency has provided a number of low and non-interest bearing loans to our company and our predecessor company, all of which are summarized below. As part of the acquisition of the assets of the predecessor company, we assumed these loans. One of these loans was repaid in full in July, 2005. The three remaining loans are non-interest bearing except that interest accrues on any past-due payments from the date that they become overdue.

The first Atlantic Canada Opportunities Agency loan is an unsecured interest-free loan evidenced by a contract dated September 10, 1996, referring to ACOA project No. 6004-60-29,68-1. This loan was made in connection with an international marketing program and entitled our company to borrow a maximum ‘repayable contribution’ of approximately $136,099 ($159,413 CDN), of which we drew approximately $136,099 ($159,413 CDN). This loan was fully repaid in July 2005.

The second Atlantic Canada Opportunities Agency loan is an unsecured interest-free loan evidenced by a contract dated January 20, 1999, referring to ACOA project No. 6004-60-30916-1. This loan contract was amended by six amendments dated, respectively, July 18, 2001, August 22, 2002, April 9, 2003, November 4, 2003, July 5, 2004 and January 10, 2005. This loan was made in connection with the implementation of our ISO 9001 (94) certification program and entitled our company to borrow a maximum ‘repayable contribution’ of approximately $71,331 ($83,550 CDN), of which we drew approximately $71,331 ($83,550 CDN). At December 31, 2006, the balance due on this loan was $9,757 ($11,381 CDN). Repayment of principal was deferred to January 1, 2005; since then, monthly principal payments are approximately $1,950 ($2,274 CDN). Although the principal amount of this loan does not accrue interest, we are required to pay interest on any past due instalment at the average Bank of Canada discount interest rate for the previous month, plus three percent (3%) per annum from the date that they became past due.

The third Atlantic Canada Opportunities Agency loan is an unsecured interest-free loan evidenced by a contract dated March 9, 2004, referring to ACOA project No. 183782. This loan contract was amended by three amendments dated January 10, 2005, December 1, 2005 and June 8, 2006. This loan was made to help our company implement an export market program and to hire an export marketing director, and entitled our company to borrow a maximum repayable contribution of approximately $435,000 ($498,750 CDN). A specified portion of the proceeds of this loan (approximately $160,000, or $180,000 CDN) was to be used to pay the salary of a marketing manager with law enforcement and military expertise and connections in our export market (primarily the United States). The loan agreement with respect to this loan required that the project be completed by September 30, 2005, with scheduled re-payment beginning April 1, 2006. Although we had implemented an export marketing program prior to the completion date of September 30, 2005, we had not yet employed an export marketing director. We requested an extension of the completion date from September 30, 2005 to a date in 2007 in order to give us the opportunity to use the approximately $160,000 of the loan proceeds reserved for that purpose. In the second amendment to this loan agreement (dated December 1, 2005), the Atlantic Canada Opportunities Agency agreed to extend the completion date to September 30, 2006, and the date upon which re-payment was to begin to March 1, 2007. We were therefore technically in default of this agreement for failure to complete the project by September 30, 2005 until the date of the second amendment (December 1, 2005). Although the Atlantic Canada Opportunities Agency had the right to seek a remedy for our default during this two month period, they did not do so. On May 22, 2006, we entered into an agreement with Randall Cohn to serve as our marketing program director; some or all of his compensation will be sourced from the proceeds of this loan. On June 8, 2006, this agreement was further amended to extend the completion date to March 31, 2007, and the date upon which re-payment is to commence was extended to July 1, 2007. At December 31, 2006, the principal amount drawn on this loan was approximately $270,002 ($314,930 CDN). The entire principal amount of $498,750 CDN (assuming that we draw all of the money available to us under this loan) is to be repaid in 59 instalments of approximately $7,127 ($8,313 CDN) and one instalment of approximately $7,350 ($8,233 CDN), with the first such instalment due July 1, 2007. Although the principal amount of this loan does not earn interest, we will be required to pay interest on any past due instalment at the average Bank of Canada discount interest rate for the previous month, plus three percent (3%) per annum from the date that they become past due.

We are currently in default of a covenant contained in the loan agreement evidencing this loan that requires that we maintain “Equity” of at least $(1,349,018 CDN), and the Atlantic Canada Opportunities Agency therefore has the right to give us notice of default and to accelerate all sums owed under the loan agreement for immediate repayment. In the loan agreement, the term "Equity" is defined to mean the aggregate of:

(i)	our share capital;

(ii)	our retained earnings, contributions or other surpluses;

(iii)	our deficit accounts not considering operational losses allowed by ACOA;

(iv)	Loans to our company by our shareholders if the loans are subordinated to all other liabilities for a period specified by ACOA;

(v)	Where ACOA agrees, loans to our company by parties other than shareholders, if the loans are subordinated to all other liabilities for a period specified by ACOA;

(vi)	Less advances to our shareholders; and,

(vii)	Less any amounts included (i) to (v) that in the opinion of ACOA inflate net worth.

Calculated as at December 31, 2006, we had Equity, as contemplated under the loan agreement, of $(13,873,122).

We have had informal discussions with representatives of the Atlantic Canada Opportunity Agency during which we have informed them of our default of this covenant to maintain “Equity” of at least $(1,349,018 CDN). Based on these informal discussions, we do not expect the Atlantic Canada Opportunity Agency to demand immediate payment of the sums due under this loan, though we can give no assurance that they will not do so in the future.

The fourth Atlantic Canada Opportunities Agency loan is an unsecured interest-free loan evidenced by a contract dated December 22, 2004, referring to ACOA project No. 181936. This loan contract was amended on May 18, 2006. This loan was made to fund our development of a commercially ready real time mission management and sensor control system and entitles our company to borrow a maximum repayable contribution of approximately $1,885,000 ($2,100,000 CDN). At December 31, 2006, the principal amount drawn on this loan was approximately $1,620,371 ($1,890,000 CDN). The entire principal amount of approximately $1,885,000 (assuming that we draw all of the money available to us under this loan) is to be repaid annually commencing September 1, 2008 at a rate equal to 5.0% of gross revenue. The schedule for repayments anticipates repayment of all principal by September 30, 2008, but the amount of principal to be repaid on a periodic basis is based on a percentage of sales, the amount of which we cannot predict. Although the principal amount of this loan does not earn interest, we will be required to pay interest on any past due instalment at the average Bank of Canada discount interest rate for the previous month, plus three percent (3%) per annum. The loan agreement with respect to this loan required that the project be completed by March 31, 2006, with re-payment to begin September 1, 2007. In late 2005, we realized that we would not have completed the project by March 31, 2006 and, in January, 2006, we contacted the Atlantic Canada Opportunities Agency and requested an extension of the completion date. Our request was considered and discussed over the next few months. We were still in discussion on March 31, 2006, the completion date specified in the original agreement. Therefore, under the terms of the loan agreement, the Atlantic Canada Opportunities Agency had the right, beginning April 1, 2006, to give us a 30 day notice to complete. Had they done so, and if we failed to complete within 30 days after receipt, the Atlantic Canada Opportunities Agency would have had the right to declare the loan in default and they would thereafter have had the right to pursue their available remedies, including the right to require immediate repayment. However, rather than give us a default notice, the Atlantic Canada Opportunities Agency continued to discuss the extension. Our discussions resulted in an amendment to the loan agreement dated May 18, 2006, in which the completion date was extended to March 31, 2007, and the date upon which re-payment is to begin was extended to September 1, 2008. Throughout this period, the Atlantic Canada Opportunities Agency continued to fund our draw requests under the loan.

We are currently in default of a covenant contained in the loan agreement evidencing this loan that requires that we maintain “Equity” of at least $(800,000 CDN), and the Atlantic Canada Opportunities Agency therefore has the right to give us notice of default and to accelerate all sums owed under the loan agreement for immediate repayment. “Equity” is defined in the loan agreement for Project No. 181936 as it is defined in the loan agreement for Project No. 183782 (see discussion, above).

As with our loan for Project No. 183782, we have had informal discussions with representatives of the Atlantic Canada Opportunity Agency during which we have informed them of our default of this covenant to maintain “Equity” of at least $(800,000 CDN). Based on these informal discussions, we do not expect the Atlantic Canada

Opportunity Agency to demand immediate payment of the sums due under this loan, though we can give no assurance that they will not do so in the future.

We also borrowed funds from the Program for Export Market Development (“PEMD”) and from the Industrial Regional Assistance Program (“IRAP”).

The Program for Export Market Development project funding loan is an unsecured interest-free loan evidenced by a contract dated November 29, 1999, referring to PEMD Project No. N470834. This loan contract was amended by one amendment dated September 22, 2000. This loan was made in connection with our efforts to promote a niche market in the US in airborne law enforcement. At December 31, 2006, the balance due on this loan was $45,061 ($52,559 CDN). We were required to repay this loan in 39 monthly instalments of approximately $892 ($1,000 CDN) beginning November 15, 2004, with a final instalment of approximately $912 ($1,021 CDN), but we did not do so and this loan was in default for failure to make payments from November 15, 2004. In late December of 2005 we orally agreed to a new payment schedule pursuant to which we pay quarterly payments of approximately $2,572 ($3,000 CDN) and we are current in our quarterly payments pursuant to this revised payment schedule.

The Industrial Regional Assistance Program project funding loan is an unsecured interest-free loan evidenced by a contract dated January 4, 2000, referring to IRAP Project No. 376225. This loan contract was amended by seven amendments dated, respectively, April 10, 2000, September 15, 2000, December 18, 2000, March 21, 2001, May 2, 2001, December 19, 2003 and October 21, 2004. This loan was made in connection with the design, development and initial manufacturing set-up for our GPS Navigator. At December 31, 2006, the balance due on this loan was $179,417 ($209,272 CDN). Principal repayments are based on 1.25% of gross revenue commencing January 1, 2005. We did not make any of the payments due on this loan during 2005 but, in February, 2006, we paid all amounts due in respect of this loan for calendar years 2004 and 2005.

As amended, our agreements with the Atlantic Canada Opportunities Agency support our approximately $3.36 million (CDN $4.2 million) airborne real time geographic information system (known as ArtGIS) research and development project. We believe that the Atlantic Canada Opportunities Agency’s (ACOA) support will help enable our company to develop hardware to host the data acquisition, camera control, and image processing activities independent of the mapping software engine, which is expected to enhance the system’s performance by improving data acquisition and camera control. Intelligence will be added to the system through data fusion and the development of digital image and signal processing algorithms for object detection, identification and tracking.

We hope that the resulting product will be a real-time data delivery, mission management and camera control system, which we intend to target for use in manned or unmanned airborne assets, ground based vehicles, or handheld devices.

Overview Summary

During the fiscal year ending December 31, 2006, we raised gross proceeds of approximately $937,500 in funding from issuance of our common shares in various private placements. We sought this round of capital to provide us with funds needed to support our business plan.

Our digital map software mainly runs on “commercial off-the-shelf”, or “COTS”, hardware components. We use commercial off-the-shelf hardware components to be able to capitalize on the latest advances in hardware design while optimizing the performance of our developed software and the value proposition to customers.

During the year ended December 31, 2006, we have addressed reliability problems with some of our systems that were sold by the predecessor company, examined alternative sources for more robust commercial off-the-shelf hardware, and begun a limited redesign of the one hardware element that a third party manufactures for us, the Video Annotation Unit. The Video Annotation Unit integrates third party commercial off-the-shelf components, including a PC104 single board computer. Our proprietary firmware operates on the single board computer. This firmware produces data that can be encoded into the video stream. None of the systems that we sold were returned for reliability issues, but we did incur costs in addressing the reliability issues. We anticipate that we will continue to address these reliability issues in the immediate future. In addition, we entered into agreements with EuroAvionics

Navigationssysteme GmbH & Co. of Germany and Gatekeeper Systems LLC of British Columbia, Canada. Under these agreements we have the right to distribute the respective products of these two companies in North, South and Central America. At the date of this annual report on Form 10-KSB we have not yet had time to integrate these products into our business and cannot yet assess the impact that they will have on our future operations or revenues.

Our research and development expenses were $873,289 for the fiscal year ended December 31, 2006, and $682,795 for the fiscal year ended December 31, 2005.

Industry Overview

The industry sector within which we compete is airborne surveillance and emergency response. We believe that sales in this sector will continue to grow. This belief is based on, among other things, the increased awareness of citizens of the United States for homeland security, which we believe should result in an increased demand for gimbal stabilized cameras flown on various aircraft. Systems such as ours use gimbal stabilized cameras to produce stable, clear, high resolution imagery captured from moving airborne platforms. The imaging units are stabilized by sophisticated gyro technology and contain a turret containing sophisticated micro-electronics. Our software provides the interfaces to display the data feed from the cameras onto digital moving maps providing the observer with an accurate geographical location of the aircraft on the map as well (with some of our systems) the geographical location of the view or foot print of the camera. The observer may also see a live video display on the screen relating the live video to the location on the digital map.

In addition, we believe the market for gimbal stabilized electro optic payloads (commonly known as cameras) has been evolving for about 20 years. We feel that our technology has advanced to a level such that standards for an entire system, including integrated digital maps and camera control functions along with imagery payload can now be contemplated. We are supporting a de facto standardization of interfaces and functions. We believe that this standardization would optimize the value of our component technology and place our products in a favorable position relative to our competitors.

The absolute level of sales to date, for the years ended December 31, 2006 and December 31, 2005, have been below budget due to the nature of the long sales cycle to close orders (six months to a year for law enforcement and fire-fighting, two to three years for military sales) and the history of lack or functionality and questionable reliability of our older AeroNavitraker product. However we feel that we have made positive strides with existing and potential customers as well as entities that provide us with direct or indirect access to customers to increase our sales in the future. We have short term resources in place to directly support these developing relationships and to provide the underlying confidence needed to generate sales. No assurance, though, may be given that any of these steps will translate into sales for our company.

Results of Operations

Year ended December 31, 2006 compared to the year ended December 31, 2005.

Our net loss for the year ended December 31, 2006 was $6,006,669 as compared to $8,681,846 during the year ended December 31, 2005, a decrease of $2,675,177. Minimal revenue was earned in 2005 but operating costs during that period were significantly lower. Our operating costs in 2006 included stock based compensation of $1,449,786 and compensation expenses associated with the bonus share payments of $737,500, as compared to stock based compensation in 2005 of $4,579,562 and $125,000 of compensation expenses associated with the bonus share payments.

We incurred depreciation and amortization expense in the amount of $1,028,699 in 2006 compared with $1,148,588 during 2005. Substantially, all of the amortization arises from the acquisition of our predecessor in November 2004, such amortization being software which is amortized on a straight-line basis over two years from the acquisition date. In September 2006, our management revisited the allocation of the purchase price among net assets acquired in respect of software and goodwill. We had previously allocated no value to computer software acquired and approximately $4.3 million to goodwill. As a result, we restated our 2005 and 2004 consolidated financial statements, assigning a value of $2,178,339 to software. The remaining excess of purchase price over fair value of identifiable assets attributable to goodwill was determined to be impaired and $2,120,866 was charged as an expense to our Consolidated Statement of Operations for the period from November 12, 2004 to December 31, 2004.

We incurred interest expense of $5,410 for the year ended December 31, 2006 compared to interest expense of $26,400 incurred in 2005.

LIQUIDITY AND CAPITAL RESOURCES

Year ended December 31, 2006 compared to the year ended December 31, 2005.

Net cash used in our operating activities for the year ended December 31, 2006 was $2,929,569 as compared to $2,697,325 net cash used in our operating activities for the year ended December 31, 2005, an increase of $232,244. The increase is attributable to an increase in inventory purchases and product development activities in 2006.

Net cash used in our investing activities for the year ended December 31, 2006 was $61,016 compared to $167,881 net cash used in our investing activities for the year ended December 31, 2005, a decrease of $106,865. The decrease relates to computer equipment purchases and the completion of leasehold improvements at our facility in Halifax, Nova Scotia in 2005.

Net cash provided by financing activated for the year ended December 31, 2006 was $2,523,969 compared to $3,354,500 net cash provided by financing activities for our year ended December 31, 2005, a decrease of $830,531. The decrease is attributable to less financing from proceeds of long term debt and from the issuance of capital stock offset by increases in advances payable and an increase in related party advances.

As of December 31, 2006 we had $54,624 cash on hand compared to $521,987 cash on hand as at December 31, 2005, a decrease of $467,363.

Capital Requirements

Presently, our revenues are not sufficient to meet operating and capital expenses and our company and our predecessor have incurred operating losses since inception, which are likely to continue for the foreseeable future. We anticipate that we will have negative cash flows during the twelve months through March 31, 2008. Management intends to raise additional capital as needed to fund operations over the next twelve months. We intend to raise the capital required to satisfy our needs primarily through the sale of our equity securities or debt. To date, though, we do not have any such debt or equity financings in place nor are we in any negotiations for the sale of equity.

We anticipate that we will expend approximately $3,000,000 on our business during the twelve month period through March 31, 2008 to secure product orders, build market channels, support customer trials, complete independent product evaluations, recruit senior engineers and marketing staff, conduct continued research and development on our new products and launch a marketing program. These expenditures are broken down as follows:

Estimated Expenditures Required During the Next Twelve Months
Offering Costs	$ 300,000
Operating expenditures
Marketing & Sales	$ 300,000
General and Administrative	$1,800,000
Product development and deployment	$ 300,000
Working capital	$ 300,000
Total (including Offering Costs)	$3,000,000

At December 31, 2006, we had negative working capital of $3,756,715 and cash of $54,624. We expect that we will need to raise an additional $3,000,000 in order to fund our activities over the 12 month period ending March 31,

2008. We intend to raise these funds through the sale of our equity securities. There can be no assurance that we will be able to raise any of these funds.

We currently anticipate that we will generate revenues in the long-term as we increase our sales and marketing activities and our product development is completed and they gain industry acceptance. We have implemented cost control strategies and expect to keep our operating costs to a minimum until cash is available through financing or operating activities.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual consolidated financial statements for the year ended December 31, 2006, our independent registered public accounting firm included an explanatory paragraph in their report regarding substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our current products and any new products that we may introduce, the continuing successful development of our products and related technologies, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be forced to scale down or perhaps even cease the operation of our business.

New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140.” Among other things, SFAS No. 155 permits the election of fair value measurement for certain hybrid financial instruments that would otherwise require bifurcation under Statement 133, “Accounting for Derivative Instruments and Hedging Activities”. These hybrid financial instruments would include both assets and liabilities. SFAS No. 155 is effective for fiscal years beginning after September 15, 2006. We are currently evaluating the impact of the provisions of SFAS No. 155.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the provisions of SFAS No. 157.

In June 2006, FASB issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FAS No. 109)” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, we determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, b) a reduction in a deferred tax asset or an increase in a deferred tax liability or c) both a) and b). Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS No. 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact FIN 48 will have on our consolidated balance sheet and statement of operations.

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

Application of Critical Accounting Policies

Research and development

We follow SFAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed and expense all software development costs until technical feasibility is established. Thereafter, the costs incurred are capitalized until the software is commercially available. Capitalized costs are assessed and amortized on a product-by-product basis. The annual amortization shall be the greater of the amount computed using (a) the ratio that current gross revenues for a product compare to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product.

In September 2006, our management revisited the allocation of the purchase price among net assets of the predecessor company acquired in respect of software and goodwill. We had previously allocated no value to computer software acquired and approximately $4.3 million to goodwill. As a result, we restated our 2005 and 2004 consolidated financial statements, assigning a value of $2,178,339 to software. The useful life of this software was estimated at 2 years from the date of acquisition due to effects of obsolescence, technology and competition concerning this acquired software. At the present time, the straight-line method results in greater amortization than the revenue-based method above.

All costs pertaining to general research and development are charged to expense as incurred.

Stock Options

Beginning January 1, 2006, we adopted the recommendations of the Statement of Financial Accounting Standards No. 123R, "Accounting for Stock-based Compensation" (“SFAS 123R”), and have applied the recommendations of this standard using the modified prospective method. Under this application, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Prior to the adoption of SFAS 123(R), we followed the SFAS 123 “Accounting for Stock-Based Compensation” to account for all stock-based compensation. Since we had previously been using the fair value based method in accounting for all stock-based compensation, the adoption of the new standard did not have a material effect on the consolidated financial statements. No prior periods were restated or cumulative adjustments recorded upon the adoption of this standard.

Revenue Recognition

Revenues are primarily derived from sales of products and the provision of consulting services. Accounting for revenue recognition is complex and affected by interpretations of guidance provided by several sources, including the Financial Standards Accounting Board (“FASB”) and the Securities and Exchange Commission (“SEC”). This guidance is subject to change. We follow the guidance established by the SEC in Staff Accounting Bulletin No. 104, as well as generally accepted criteria for revenue recognition, which require that, before revenue is recorded, there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection is reasonably assured, and delivery to our customer has occurred. Applying these criteria to certain of our revenue arrangements requires us to carefully analyze the terms and conditions of our agreements. Revenue from our software license agreements is generally recognized at the time we enter into a contract and provide our customer with the licensed software. We believe that this is the point at which we have performed all of our obligations under the agreement; however, this remains a highly interpretive area of accounting and future license agreements may result in a different method of revenue recognition. Revenue from the sale of GPS systems, which includes hardware and software, are deferred and recognized when the whole system is delivered. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as customer deposits.

Impairment of Long-lived Assets

We apply the recommendations of SFAS 144, Accounting for the Impairment of Disposal of Long-Lived Assets. SFAS 144 requires that companies (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted cash flows and (2) measure an impairment loss as the difference between the carrying value and fair value of the asset. We revisit the carrying amount of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The recognition of impairment of long-lived assets will be required in the event that the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such assets relate. Based on our analysis, we believe that there was no impairment of our property and equipment as at December 31, 2006 and 2005. While our assumptions are based on the best estimates available, however, given that we have no history of profitability, there is no assurance that our estimates will reflect the actual future cash flows. We will revise our assumptions and reassess our long-lived assets for impairment when future events or changes in circumstances indicate that carrying amount may not be recoverable.

Item 7.	Financial Statements.

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Report of BDO Dunwoody LLP on the audited financial statements for the years ended December 31, 2006 and 2005 is included herein immediately preceding the audited financial statements.

- F1 -

NAVITRAK INTERNATIONAL CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

DECEMBER 31, 2006 and DECEMBER 31, 2005

- F2 -

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of

Navitrak International Corporation

We have audited the accompanying consolidated balance sheets of Navitrak International Corporation as of December 31, 2006 and 2005 and the consolidated statements of operations, comprehensive loss, changes in capital deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Navitrak International Corporation as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had an accumulated deficit of $19,745,169 and negative working capital at December 31, 2006. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The consolidated financial statements as of December 31, 2005 and for the year then ended have been restated to correct errors in the accounting for the acquisition of the predecessor company, the presentation of long-term debt and for additional stock option compensation as described in Note 14.

/s/ BDO Dunwoody LLP

Chartered Accountants

Vancouver, Canada

March 2, 2007

- F3 -

NAVITRAK INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Expressed in US dollars)

	December 31, 2006	December 31, 2005
		(Restated)*

ASSETS
Current
Cash (Note 3)	$ 54,624	$ 521,987
Accounts receivable	24,417	-
Inventory (Note 3)	310,039	162,948
Prepaid expenses and deposits	84,736	74,220
	473,816	759,155

Property and equipment (Note 4)	213,897	241,612
Investment in Invisa, Inc. (Note 5)	16,875	37,500
Software acquired, net of accumulated amortization of $2,178,339 and $1,238,371, respectively	-	939,968

	$ 704,588	$ 1,978,235

LIABILITIES AND CAPITAL DEFICIT

Current
Accounts payable and accrued liabilities	$ 331,772	$ 319,797
Customer deposits	147,191	140,652
Advances payable (Note 6)	607,475	393,475
Bridge loans, shareholders	4,287	4,288
Payable to related parties (Note 7)	1,229,388	149,844
Current portion of long-term debt (Note 8)	1,910,418	295,447
	4,230,531	1,303,503

Long-term debt (Note 8)	214,190	1,454,186

	4,444,721	2,757,689
Capital deficit
Capital stock (Note 9)
Authorized
100,000,000 common shares, each with par value of $0.001
10,000,000 preferred shares, each with a par value of $0.001
Issued
31,952,430 (December 31, 2005 – 30,702,430) common shares	31,953	30,703
Additional paid-in capital	15,114,363	12,822,077
Shares to be issued (Note 9)	862,500	125,000
Accumulated other comprehensive loss – foreign currency translation	(3,780)	(18,734)
Accumulated deficit	(19,745,169)	(13,738,500)

	(3,740,133)	(779,454)

	$ 704,588	$ 1,978,235

*See Note 14

The accompanying notes are an integral part of these consolidated financial statements.

- F4 -

NAVITRAK INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in US dollars)

	Year Ended December 31, 2006	Year Ended December 31, 2005
		(Restated)*
SALES	$ 199,195	$ 73,314

OPERATING COSTS AND EXPENSES
Cost of sales	202,722	83,678
General and administrative (Note 10)	3,873,453	6,329,411
Depreciation and amortization	1,028,699	1,148,588
Product development	873,289	682,795
Selling	198,866	355,317
	6,177,029	8,599,789

Loss from operations	(5,977,834)	(8,526,475)

OTHER ITEMS
Interest income	1,207	1,518
Loss on settlement of advances payable (Note 9)	-	(142,611)
Write-down of Investment in Invisa, Inc. (Note 5)	(20,625)	(18,750)
Foreign exchange (loss) gain	(4,007)	30,872
Interest expense	(5,410)	(26,400)

	(28,835)	(155,371)

Net loss for the year	$ (6,006,669)	$ (8,681,846)
Loss per share – basic and diluted	$ (0.19)	$ (0.32)
Weighted average shares outstanding – basic and diluted	31,105,818	27,094,199

*See Note 14

The accompanying notes are an integral part of these consolidated financial statements.

- F5 -

NAVITRAK INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Expressed in US dollars)

	Year Ended December 31, 2006	Year Ended December 31, 2005
(Restated)*

Net loss for the year	$ (6,006,669)	$ (8,681,846)

Foreign currency translation gain/(loss)	14,954	(72,306)

Comprehensive loss for the year	$ (5,991,715)	$ (8,754,152)

*See Note 14

The accompanying notes are an integral part of these consolidated financial statements.

- F6 -

NAVITRAK INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIT

(Expressed in US dollars)

Common Stock
Number of Shares	Amount	Additional Paid-in Capital	Shares to be issued	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance, January 1, 2005 – Restated *	24,559,630	$ 24,560	$ 5,321,160	$ 98,528	$ (5,056,654)	$ 53,572	$ 441,166
Shares issued to employees and management of predecessor company - accrued in November 2004 and issued in January 2005	150,000	150	74,850	(75,000)	-	-	-
Shares issued to directors of predecessor company - accrued in November 2004 and issued in January 2005	46,800	47	23,353	(23,400)	-	-	-
Shares issued for Blackstone acquisition – accrued in September 2004 and issued in March 2005	2,000	2	126	(128)	-	-	-
Shares to be issued for cash – June 2005 at $0.50 per share (Note 9)	660,000	660	329,340	-	-	-	330,000
Shares issued for cash -August 2005 at $0.50 per share (Note 9)	4,348,000	4,348	2,169,652	-	-	-	2,174,000
Share and warrants issued for settlement of advances payable at $1.02 per share and fair value of $0.40 per warrant in August 2005 (Note 9)	200,000	200	243,970	-	-	-	244,170
Shares issued for cash -September 2005 at $0.50 per share (Note 9)	736,000	736	367,264	-	-	-	368,000
Shares to be issued to key employee (Note 9)	-	-	-	125,000	-	-	125,000
Stock-based compensation (Note 9)	-	-	4,579,562	-	-	-	4,579,562
Finders fee (Notes 10)	-	-	(287,200)	-	-	-	(287,200)
Net loss for the year	-	-	-	-	(8,681,846)	-	(8,681,846)
Foreign exchange translation	-	-	-	-	-	(72,306)	(72,306)

Balance, December 31, 2005 – Restated *	30,702,430	30,703	12,822,077	125,000	(13,738,500)	(18,734)	(779,454)
Shares issued for cash – August 2006 at $0.75 per share (Note 9)	960,000	960	719,040	-	-	-	720,000
Shares issued for cash – December 2006 at $0.75 per share (Note 9)	290,000	290	217,210	-	-	-	217,500
Stock-based compensation (Note 9)	-	-	1,449,786	-	-	-	1,449,786
Shares to be issued (Note 9)	-	-	-	737,500	-	-	737,500
Finders fees (Note 9)	-	-	(93,750)	-	-	-	(93,750)
Net loss for the year	-	-	-	-	(6,006,669)	-	(6,006,669)
Foreign exchange translation	-	-	-	-	-	14,954	14,954
Balance, December 31, 2006	31,952,430	$ 31,953	$ 15,114,363	$ 862,500	$ (19,745,169)	$ (3,780)	$ (3,740,133)

*See Note 14

The accompanying notes are an integral part of these consolidated financial statements.

- F7 -

NAVITRAK INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US dollars)

	Year Ended December 31, 2006	Year Ended December 31, 2005
		(Restated)*
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	$ (6,006,669)	$ (8,681,846)
Adjustments to reconcile net loss for the year to cash used in operating activities
Loss on settlement of advances payable	-	142,611
Accrued interest on advances (Note 6)	4,000	14,975
Write-down of investment	20,625	18,750
Loss on write-off of long-term asset	-	6,972
Depreciation and amortization	1,028,699	1,148,588
Stock-based compensation	1,449,786	4,579,562
Shares to be issued to one employee as per employment agreement	737,500	125,000
Increase in prepaid expenses and deposits	(10,516)	(52,499)
(Increase) decrease in accounts receivable	(24,417)	11,071
Decrease in refundable tax credit	-	111,603
Increase in inventory	(147,091)	(37,299)
Increase in accounts payable and accrued liabilities	11,975	(84,813)
Decrease in customer deposits	6,539	-
Cash used in operating activities	(2,929,569)	(2,697,325)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment to bridge loans / shareholders	-	(24,500)
Repayment of bank indebtedness	-	(90,818)
Repayment of long-term debt	(60,563)	(41,201)
Repayment of notes payable	-	(133,000)
Repayment of related party advances	(193,750)	(94,797)
Repayment of advances payable	-	(100,000)
Proceeds from advances payable	210,000	50,000
Proceeds from long-term debt	451,238	1,204,016
Proceeds from related party advances	1,273,294	-
Issuance of capital stock, net of finders fees	843,750	2,584,800
Cash provided by financing activities	2,523,969	3,354,500
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(61,016)	(167,881)
Cash used in investing activities	(61,016)	(167,881)
Net increase (decrease) in cash	(466,616)	489,294
Cash, beginning of year	521,987	44,161
Effect of foreign exchange on cash	(747)	(11,468)
Cash, end of the year	$ 54,624	$ 521,987

Supplemental Information:

Taxes paid	$ -	$ -
Interest paid	$ 1,410	$ 24,343
Non-cash investing and financing activities
Shares and warrants issued for settlement of advances payable	$ -	$ 244,170

The accompanying notes are an integral part of these consolidated financial statements.

- F8 -

NAVITRAK INTERNATIONAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 and DECEMBER 31, 2005

(Expressed in US dollars)

1.	COMPANY HISTORY AND NATURE OF OPERATIONS

The Company (formerly Flashpoint International, Inc.) was incorporated in 1998 under the laws of the State of Nevada to engage in any lawful business or activity for which operations may be organized under the laws of the state of Nevada. Through a series of events and agreements, on November 12, 2004, the Company acquired the net assets of Navitrak International Corporation (an unrelated Canadian company) through the issuance of cash, notes payable and common shares. The Company changed its name and now operates under the name of Navitrak International Corporation.

The Company is actively engaged in the business of developing and marketing advanced GPS-based navigation, mapping and tracking solutions for use by airborne and ground personnel in law enforcement, military, police, fire-fighting, search and rescue and other applications. These navigation systems provide real time positioning information through proprietary software, moving map display technology and location-based information.

Currently, all of the Company's operational activities are conducted from its facilities in Halifax, Canada. For financial statement purposes Navitrak International Corporation (the unrelated Canadian company) is the predecessor.

2.	ABILITY TO CONTINUE AS A GOING CONCERN

These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at December 31, 2006, the Company has a working capital deficit of $3,756,715 (December 31, 2005 - $544,348), incurred a loss during 2006 of $6,006,669 and has an accumulated deficit of $19,745,169 at December 31, 2006. The continuation of the Company is dependent upon the successful completion of development and marketing of its navigation systems, the continuing support of creditors and stockholders as well as achieving and maintaining a profitable level of operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company had cash on hand of $54,624 at December 31, 2006. Management anticipates that it requires approximately $3 million over the twelve months ended December 31, 2007 to continue operations. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company plans to raise necessary cash through equity issuances and/or debt financing. Amounts raised will be used to continue the development of the Company's products, roll out the Company's products to market and for other working capital purposes. Management cannot provide any assurances that the Company will be successful in any of its plans.

Although there are no assurances that management's plans will be realized, management believes that the Company will be able to continue operations in the future. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

- F9 -

NAVITRAK INTERNATIONAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 and DECEMBER 31, 2005

(Expressed in US dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America

Basis of Presentation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, and include the accounts of the Company and its wholly-owned subsidiaries, Navitrak Engineering Incorporated, Navitrak Sales Corporation and 0705951 BC Ltd. On September 1, 2005, the Company allowed Navitrak Sales Corporation to be revoked by the Secretary of State of the State of Nevada for failure to file its annual list. A fourth subsidiary, Navitrak Technologies Inc. was incorporated October 7, 2005 to hold future software licenses acquired from U.S. corporations. All inter-company transactions and balances are eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires the Company’s management to make estimates and assumptions which affect the amounts reported in these consolidated financial statements, the notes thereto, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Foreign Currency Translation and Transactions

The Company’s functional currency is the United States dollar; however, the functional currency of Navitrak Engineering Inc. is the Canadian dollar as substantially all of its operations are in Canada.

Assets and liabilities of the subsidiary denominated in Canadian dollars are translated at the exchange rate in effect at the period end. Revenue and expenses are translated at the average rates of exchange prevailing during the periods. The cumulative effect of any translation gains or losses is to be included in the Accumulated Other Comprehensive Loss account in Capital Deficit.

Transactions undertaken in currencies other than the respective functional currencies are translated using the exchange rate in effect on the transaction date. At the end of the period, monetary assets and liabilities are translated to the respective functional currencies using the exchange rate in effect at the period end date. Transaction gains and losses are included in the Consolidated Statements of Operations.

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments, which consist of cash, accounts receivable, investment in Invisa, Inc., accounts payable and accrued liabilities, advances payable, bridge loans, amounts payable to related parties and long-term debt, approximate their carrying values due to their short term or demand nature, except for long-term debt. It is not practical to assess the fair value of long-term debt.

Cash

Included in cash is $52,918 (2005 – $378,284) denominated in the Canadian dollar.

- F10 -

NAVITRAK INTERNATIONAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 and DECEMBER 31, 2005

(Expressed in US dollars)

3.	Summary of significant accounting policies - Continued

Revenue Recognition

Revenues are predominantly derived from sales of products and the provision of consulting services. The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104 Revenue Recognition and Statement of Position (“SOP”) 97-2 Software Revenue Recognition. The Company sells mainly GPS systems which include computer hardware and software but occasionally, sales consist of software licenses only. When selling only software licenses, the Company is responsible for installing the software onto specific hardware components that meet the specified system requirements. Revenue from the sales of GPS systems, which include hardware and software, is deferred and recognized when the complete system including the software is delivered, the fees are fixed and determinable, the resulting receivable is deemed collectible by management and any uncertainties with regard to customer acceptance are insignificant. Revenue from the sale of software licenses is recognized when the software is delivered, the fees are fixed and determinable and the resulting receivable is deemed collectible by management. The Company considers the software license to have been delivered when the software is properly installed in the specific hardware and customer acceptance has been obtained. In an arrangement with multiple deliverables, the Company allocates fees to various elements based on vendor-specific objective evidence of fair value as defined in SOP 97-2. Revenue from the consulting services is recognized when the services are provided. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as customer deposits.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The allowance was $Nil at December 31, 2006 and 2005.

Management evaluates the collectibility of accounts receivable balances based on a combination of factors on a periodic basis. In cases where we are aware of circumstances that may impair a specific customer's ability to meet its financial obligations, we record a specific allowance against amounts due, and thereby reduce the net recognized receivable to the amount management reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment and historical experience.

Inventory

Inventory, consisting of finished goods and work-in-progress, is recorded at the lower of cost and net realizable value. Cost is determined on the first-in, first-out basis.

The following inventory was on hand at December 31, 2006 and 2005:

	2006	2005
Finished goods	$ 147,191	$ -
Work-in-process	162,848	162,948

	$ 310,039	$ 162,948

- F11 -

NAVITRAK INTERNATIONAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 and DECEMBER 31, 2005

(Expressed in US dollars)

3.	Summary of significant accounting policies - Continued

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation. Depreciation of equipment is provided on a declining-balance basis over the estimated useful life of the assets at the following annual rates:

Computer software Equipment Computer equipment Furniture and fixtures Assets under capital lease Map library	100% 33% 30% 20% 20% 20%

Leasehold improvements are depreciated over the lesser of the lease term and the expected useful life of the improvements.

Depreciation of property and equipment is recorded at one-half of the above rates in the year of acquisition.

Impairment of Long-Lived Assets

The Company applies the recommendations of the SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 requires that companies (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset. No impairment writedowns were determined necessary at December 31, 2006 and 2005.

Investment in Invisa, Inc.

The Company follows SFAS 115 “Accounting for Certain Investments in Debts and Equity Securities” in its accounting for the securities held in Invisa, Inc. These shares are recorded at cost, are classified as securities available-for-sale and are reported at fair value, with unrealized gains and losses charged to comprehensive income (loss). In the event that management determines that a decline in value of the securities is other-than-temporary, an impairment loss would be recognized. Management recorded an impairment loss relating to its investment in Invisa, Inc. shares of $20,625 for the year ended December 31, 2006 (2005 - $18,750).

Investment tax credits

Investment tax credits, which are earned as a result of qualifying research and development expenditures, are recognized when the expenditures are made and their realization is reasonably assured. They are applied to reduce related capital costs and research and development expenses in the year recognized.

The Company’s claim for Scientific Research and Experimental Development (SR&ED) deductions and related investment tax credits for income tax purposes are based upon management’s interpretation of the applicable legislation in the Income Tax Act (Canada). These amounts are subject to review and acceptance by the Canada Revenue Agency prior to collection.

- F12 -

NAVITRAK INTERNATIONAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 and DECEMBER 31, 2005

(Expressed in US dollars)

3.	Summary of significant accounting policies - Continued

Stock-Based Compensation

Prior to 2006, the Company applied SFAS No. 123, “Accounting for Stock-Based Compensation” ("SFAS 123") and SFAS 148 “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment to SFAS No. 123” to account for all stock based compensation arrangements granted using the fair value based method prescribed in SFAS 123. Stock-based compensation for non-employees was re-measured on each balance sheet date until such options vest. Compensation expense was recognized immediately for past services and pro-rata for future services over the option-vesting period. See note 9 for details concerning the fair value determination, including assumptions.

Beginning January 1, 2006, the Company adopted the recommendations of the Statement of Financial Accounting Standards No. 123R, "Accounting for Stock-based Compensation" (“SFAS 123(R)”), and has applied the recommendations of this standard using the modified prospective method. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Prior to the adoption of SFAS 123(R), the Company followed SFAS 123 “Accounting for Stock-Based Compensation” to account for all stock-based compensation. Accordingly, no prior periods were restated or cumulative adjustments recorded upon the adoption of this standard. Since the Company had previously been using the fair value based method in accounting for all stock-based compensation, the adoption of the new standard did not have a material effect on the consolidated financial statements.

Research and Development

Research and development costs are charged to product development in the Statement of Operations as incurred.

Software Development Costs

The Company follows SFAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed and expenses all software development costs until technological feasibility is established. Thereafter, the costs incurred are capitalized until the software is commercially available. Capitalized costs are amortized on a product-by-product basis. The annual amortization shall be the greater of the amount computed using (a) the ratio that current gross revenues for a product compare to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product.

The Company acquired software technology from the Predecessor on November 11, 2004. The amount capitalized on the acquisition date, based upon independent valuation, was $2,178,339 (Note 14). The useful life of this software is estimated at 2 years from the date of acquisition due to effects of obsolescence, technology and competition concerning this acquired software. As the straight-line method results in greater amortization than the revenue-based method above, the Company recognized amortization expense of $939,968 for the year ended December 31, 2006 (2005 $1,089,170). Accumulated amortization at December 31, 2006 was $2,178,339 (2005 - $1,238,371).

- F13 -

NAVITRAK INTERNATIONAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 and DECEMBER 31, 2005

(Expressed in US dollars)

3.	Summary of significant accounting policies - Continued

Advertising expense

The cost of advertising is expensed as incurred. Advertising expense included in selling expense, totalled $7,791 for the year ended December 31, 2006 (2005 - $20,257)

Earnings (Loss) Per Share

Loss per share is computed in accordance with SFAS No. 128, “Earnings per Share”. Basic loss per share is calculated by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in earnings of an entity. In loss periods, dilutive common equivalent shares are excluded, as the effect would be anti-dilutive.

The impact on dilution of the potential exercise of options and warrants and the bonus shares to be issued was 12,672,000 for the year ended December 31, 2006 (2005 – 11,692,000).

Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and presentation of comprehensive income (loss). This standard defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholder transactions.

Income Taxes

Income taxes are accounted for using the asset and liability method which requires the recognition of income taxes payable or refundable for the current year and deferred tax liabilities and assets for the future consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded to reduce deferred income tax assets recognized by the amount of any deferred income tax benefits that, based on available evidence, are not more-likely-than-not to be realized.

- F14 -

NAVITRAK INTERNATIONAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 and DECEMBER 31, 2005

(Expressed in US dollars)

3.	Summary of significant accounting policies - Continued

New accounting pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140.” Among other things, SFAS No. 155 permits the election of fair value measurement for certain hybrid financial instruments that would otherwise require bifurcation under Statement 133, “Accounting for Derivative Instruments and Hedging Activities”. These hybrid financial instruments would include both assets and liabilities. SFAS No. 155 is effective for fiscal years beginning after September 15, 2006. The Company is currently evaluating the impact of the provisions of SFAS No. 155.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the provisions of SFAS No. 157.

In June 2006, FASB issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FAS No. 109)” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, b) a reduction in a deferred tax asset or an increase in a deferred tax liability or c) both a) and b). Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS No. 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact FIN 48 will have on the Company’s consolidated balance sheet and statement of operations.

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

- F15 -

NAVITRAK INTERNATIONAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 and DECEMBER 31, 2005

(Expressed in US dollars)

4.	PROPERTY AND EQUIPMENT

	December 31, 2006		December 31, 2005
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Computer equipment	$169,475	$66,751	$102,724	$130,667	$31,141	$99,526
Equipment	28,025	12,293	15,732	27,841	4,594	23,247
Map library	34,187	13,203	20,984	34,207	7,978	26,229
Computer software	52,464	40,158	12,306	30,374	15,508	14,866
Furniture and fixtures	34,604	13,947	20,657	34,624	8,803	25,821
Assets under capital lease	2,171	867	1,304	2,174	544	1,630
Leasehold improvements	56,390	16,200	40,190	56,413	6,120	50,293

	$377,316	$163,419	$213,897	$316,300	$74,688	$241,612

5.	INVESTMENT IN INVISA, INC.

In April 2004, in contemplation of acquiring the net assets of the predecessor business, the Company agreed to sell the rights to a spark plug patent back to the original vendors in exchange for 375,000 common shares of Invisa Inc. (“Invisa”) (a US public company quoted on the NASD:OTC Bulletin Board) and the surrender for cancellation of the 28,000,000 originally issued common shares of the Company. The transaction was recorded as a non-pro rata split-off. The proceeds on disposal were based on the quoted market prices of Invisa shares and the 28 million Company’s shares on the date of the transaction.

As management believes that the decline in value of the Invisa, Inc. shares was other than temporary, the value of the Invisa shares as of December 31, 2006 and December 31, 2005 has been reflected at approximately $0.045 and $0.10 per share, respectively. The resulting loss on write-down of investment reflected in the Consolidated Statement of Operations for the year ended December 31, 2006 was $20,625 (2005 - $18,750).

- F16 -

NAVITRAK INTERNATIONAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 and DECEMBER 31, 2005

(Expressed in US dollars)

6.	ADVANCES PAYABLE
		December 31, 2006	December 31, 2005
1199684 Ontario Inc. and others (including accrued interest)		$ 216,475	$ 212,475
Tiger Eye Holdings Ltd.		150,000	150,000
Kallur Enterprises Ltd.		241,000	31,000
		$ 607,475	$ 393,475

The advances received from Tiger Eye Holdings Ltd. and Kallur Enterprises Ltd. are non-interest bearing, unsecured and have no specific terms of repayment.

Of the remaining balance of initial advances received from 1199684 Ontario Inc., the Company believes $50,000 bears interest at 8% per annum, $125,000 is non-interest bearing and the balance is accumulated interest. The advances are unsecured and have no specific terms of repayment. Accrued interest on the advances for the year ended December 31, 2006 totalled $4,000 (2005 - $14,975). A statement of claim has been filed against the Company in respect of these advances (Note 15).

7.	PAYABLE TO RELATED PARTIES

	December 31, 2006	December 31, 2005
Knight Financial Ltd. (controlled by director)	$ 114,316	$ 27,187
GM Capital Partners, Ltd. (major shareholder)	1,095,011	102,590
Express Systems Corporation (common director)	3,000	3,000
Advances from other shareholders	17,061	17,067

	$ 1,229,388	$ 149,844

The above advances are unsecured, non-interest bearing and have no specific terms of repayment.

- F17 -

NAVITRAK INTERNATIONAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 and DECEMBER 31, 2005

(Expressed in US dollars)

8.	LONG TERM DEBT

	December 31, 2006	December 31, 2005 (Restated)*

Atlantic Canada Opportunities Agency (“ACOA”) project funding loan, unsecured. The loan is non-interest bearing unless payments are past due, at which time interest is charged at the Bank of Canada discount rate plus 3% per annum. Repayment of principal was deferred to January 1, 2005, since then monthly principal payments are approximately $1,950 (CDN $2,274). The Company is currently in default of certain of the financial covenants and therefore the debt is considered as due on demand.

	$ 9,757	$ 23,772

ACOA project funding loan, unsecured. The loan is non-interest bearing unless payments are past due, at which time interest is charged at the Bank of Canada discount rate plus 3% per annum. Repayment of principal is due in monthly instalments of approximately $7,127 (CDN$8,313) commencing July 1, 2007. The amount of funds available under this facility as at March 31, 2006 is approximately $435,000 (CDN$498,750). The Company is currently in default of certain of the financial covenants and therefore the debt is considered as due on demand.	270,002	270,095

ACOA project funding loan, unsecured. The loan is non-interest bearing unless payments are past due, at which time interest is charged at the Bank of Canada discount rate plus 3% per annum. The principal of the loan is repayable annually commencing September 1, 2008 at a rate equal to 5.0% of gross revenue. The maximum project funding under this facility is approximately $1,885,000 (CDN $2,100,000). The Company is currently in default of certain of the financial covenants and therefore the debt is considered as due on demand.	1,620,371	1,191,232

Program for Export Market Development (“PEMD”) project funding loan unsecured and bears interest at prime plus three percent. Arrears of $34,800 (CDN$40,021) are repayable in 39 monthly instalments of $892 (CDN$1,000) plus one instalment of $912 (CDN$1,021), commenced November 15, 2004. The Company started making quarterly payments of $2,572 (CDN$3,000) in late December 2005 to repay the loan.	45,061	55,530

Industrial Regional Assistance Program (“IRAP”) project funding loan, unsecured and non-interest bearing. The loan is repayable quarterly in arrears commenced January 1, 2005 at a rate equal to 1.25% of gross revenue. The Company paid all payments in the first quarter of 2006 relating to 1.25% of gross revenue for 2004 and 2005.	179,417	209,004
	2,124,608	1,749,633
Less: current portion	1,910,418	295,447
	$ 214,190	$ 1,454,186

Scheduled principal repayments until maturity are due as follows:

2007 2008 2009 2010	$ 242,225 1,716,183 95,813 70,387 $ 2,124,608

*See Note 14

- F18 -

NAVITRAK INTERNATIONAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 and DECEMBER 31, 2005

(Expressed in US dollars)

8.	Long Term Debt - Continued

Included in the 2007 scheduled principal repayments is the full repayment of the IRAP project-funding loan. Principal repayments are based on 1.25% of gross revenue commencing January 1, 2005. Included in the 2008 scheduled principal repayments is the full repayment of the $1,620,371 ACOA project-funding loan. This loan has undefined principal repayments as the repayments are based on a percentage of sales, with the first payment commencing in the 2008 year.

As at December 31, 2006, a number of the loans are in default of certain of the financial covenants and therefore the debt is now considered as due on demand. All of the above project funding is subject to project verification and audit by the lending agency.

9.	CAPITAL STOCK

On June 25, 2005, the Company approved the creation of a new class of shares. 10,000,000 preferred shares were authorized, each with a par value of $0.001. As at December 31, 2006 and 2005, no preferred shares were issued and outstanding

In June 2005, the Company issued 660,000 units at a price of $0.50 per unit for aggregate gross proceeds of $330,000. Each unit was comprised of one common share and one-half of one non-transferable share purchase warrant, for a total of 330,000 whole share purchase warrants. Each whole share purchase warrant is exercisable into one common share of the Company’s stock at an exercise price of $1.00 per share for a two year period. A finder’s fee of $33,000 was paid to GM Capital Partners, Ltd. in respect of this transaction (Note 10).

On August 29, 2005, the Company issued an aggregate of 14,883,215 shares of our common stock to all of the holders of its common shares who were holders of record on August 26, 2005, in connection with a 2 for 1 stock split effected by way of a stock dividend. The effect of these splits has been applied on a retroactive basis to all related disclosures and calculations in these consolidated financial statements.

In August 2005, the Company issued 4,348,000 units at a price of $0.50 per unit for aggregate gross proceeds of $2,174,000. Each unit was comprised of one common share and one-half of one non-transferable share purchase warrant, for a total of 2,174,000 whole share purchase warrants. Each whole share purchase warrant is exercisable into one common share of the Company’s common stock at an exercise price of $1.00 per share on or before June 14, 2007. A finder’s fee of $217,400 was paid to GM Capital Partners, Ltd. in respect of this transaction (Note 10).

On August 31, 2005, the Company issued 200,000 shares of common stock and 100,000 share purchase warrants to an investor as settlement of advances in the amount of $100,000. The shares were valued at the quoted market price of the common stock on the date of agreement and the fair value of the warrants was calculated using the Black Scholes option pricing model based on assumptions as described elsewhere in this note. As a result, a loss on settlement of advances payable of $144,170 was recorded on the Consolidated Statements of Operations for the year ended December 31, 2005.

- F19 -

NAVITRAK INTERNATIONAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 and DECEMBER 31, 2005

(Expressed in US dollars)

9.	Capital Stock - Continued

In September 2005, the Company issued 736,000 units at a price of $0.50 per unit for aggregate gross proceeds of $368,000. Each unit was comprised of one common share and one-half of one non-transferable share purchase warrant, for a total of 368,000 whole share purchase warrants. Each whole share purchase warrant is exercisable into one common share of the Company’s common stock at an exercise price of $1.00 per share on or before June 14, 2007. A finder’s fee of $36,800 was paid to GM Capital Partners, Ltd. in respect of this transaction (Note 10).

The employment agreement of an employee specifies that he will be entitled to a bonus of 500,000 shares of common stock on each of June 30, 2006 (not yet issue), June 30, 2007 and June 30, 2008 so long as he continues to be employed by the Company at those dates. Compensation expense associated with the bonus payments was determined based upon the quoted market price of the underlying common stock on the grant date and is being amortized on a straight-line basis over the requisite service period, which is the period from the date of grant to June 30, 2008. For the year ended December 31, 2006, the Company has recognized $737,500 (2005 - $125,000) in respect of shares to be issued related to these bonus payments. As of December 31, 2006, there was $862,500 (December 31, 2005 - $1,600,000) of total unrecognized compensation cost related to these bonus payments. This unrecognized compensation cost is expected to be recognized over the remaining requisite service period of 18 months ending June 30, 2008.

In August 2006, the Company issued 960,000 units at a price of $0.75 per unit for aggregate gross proceeds of $720,000. Each unit was comprised of one common share and one-half of one non-transferable share purchase warrant, for a total of 480,000 whole share purchase warrants. Each whole share purchase warrant is fully vested and exercisable into one common share of the Company’s common stock at an exercise price of $1.25 per share on or before August 28, 2008. A finder’s fee of $72,000 was accrued to GM Capital Partners Ltd. (Note 10) in respect of this transaction.

In December 2006, the Company issued 200,000 units at a price of $0.75 per unit for aggregate gross proceeds of $150,000. Each unit was comprised of one common share and one-half of one non-transferable share purchase warrant, for a total of 100,000 whole share purchase warrants. Each whole share purchase warrant is fully vested and exercisable into one common share of the Company’s common stock at an exercise price of $1.25 per share until July 24, 2008. A finder’s fee of $15,000 was accrued to GM Capital Partners Ltd. (Note 10) in respect of this transaction.

In December 2006, the Company also issued 90,000 common shares at a price of $0.75 per share for aggregate gross proceeds of $67,500. A finder’s fee of $6,750 was accrued to GM Capital Partners Ltd. (Note 10) in respect of this transaction.

Stock options

On December 6, 2004 the Company’s Board of Directors approved the 2004 Officer, Director, Employee, Consultant and Advisor Stock Compensation Plan (“2004 Incentive Plan”) pursuant to which a total of 4,000,000 of our shares could be issued. The plan is administered by the Board of Directors and expires in 10 years from its effective date.

- F20 -

NAVITRAK INTERNATIONAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 and DECEMBER 31, 2005

(Expressed in US dollars)

9.	Capital Stock – Continued

Stock options– Continued

On September 27, 2005, the Company’s Board of Directors approved the 2005 Incentive Plan pursuant to which the Company may grant an aggregate of up to 4,000,000 common shares or options to purchase common shares to employees, consultants or directors of our company or of any of our subsidiaries. The purpose of the 2005 Incentive Plan is to give the Company the ability to motivate participants to contribute to our growth and profitability. The Company’s Board of Directors administers the 2005 Incentive Plan. It will continue in effect until the earlier of the (a) date that all of the securities that can be issued pursuant to its terms have been granted or (b) September 27, 2015.

Awards under the 2005 Incentive Plan will vest as determined by the Company’s Board of Directors and as established in stock option agreements to be entered into between the Company and each participant receiving an award. Options granted under the 2005 Incentive Plan will have a term of 10 years from the date of grant but are subject to earlier termination in the event of death, disability or the termination of the employment or consulting relationship.

The exercise price of options granted under the 2005 Incentive Plan shall be determined by the Company’s board of directors but shall not be less than 85% of the fair market value of the Company’s common stock on the grant date. (In the case of options granted to a holder of more than 10% of the Company’s common stock, the option price must not be less than 110% of the market value of the common stock on the grant date.)

Stock options become exercisable at dates determined by the Company’s Board of Directors at the time of granting the option.

Stock option transactions and the number of stock options outstanding are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

Balance, January 1, 2005	2,830.000	$ 0.425
Granted	2,320,000	0.92
Forfeited	(430,000)	0.425

Balance, December 31, 2005	4,720,000	0.67
Cancelled	(230,000)	0.46
Forfeited	(120,000)	0.85
Balance December 31, 2006	4,370,000	$ 0.68	$ -

Options exercisable, as at December 31, 2006	3,450,000	$ 0.71	$ -
Options exercisable, as at December 31, 2005	2,255,000	$ 0.52

- F21 -

NAVITRAK INTERNATIONAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 and DECEMBER 31, 2005

(Expressed in US dollars)

9.	Capital Stock - Continued

Stock options (continued)

There were no options granted during the year ended December 31, 2006. For the year ended 2005 the weighted average fair value of options on the date of grant was $0.77 per share.

On December 6, 2004, options to purchase 2,830,000 common shares were granted to directors, officers and employees under the Company’s 2004 Incentive Plan. One quarter of the options vested immediately and the remaining 3/4 of these options granted vest in 1/4 increments every six months thereafter.

On June 1, 2005, the Company granted 1,500,000 stock options to an employee of the Company at an exercise price of $0.96 per share for a period of ten years. Of these options, 125,000 vested immediately upon grant and the remaining 1,375,000 of these options granted vest in 125,000 increments every three months, which commenced on December 1, 2005. These options were granted pursuant to the Company’s 2005 Incentive Plan.

On September 1, 2005, the Company granted a further 820,000 stock options to various employees, directors, officers and consultants of the Company at an exercise price of $0.85 per share for a period of five years. One quarter of these options granted vested immediately and the remaining 3/4 of these options granted vest in 1/4 increments every six months thereafter. These options were granted pursuant to the Company’s 2005 Incentive Plan.

The following stock options were outstanding at December 31, 2006:

Expiry date	Exercise Price	Number of Options

December 6, 2014 for 2004 Incentive Plan	$ 0.425	2,190,000
August 31, 2010 for 2005 Incentive Plan	$ 0.85	680,000
May 31, 2015 for 2005 Incentive Plan	$ 0.96	1,500,000

A summary of status of the Company’s unvested stock options as of December 31, 2006 and 2005 and changes during the years then ended, is presented below:

	Number of Options	Weighted Average Exercise Price ($USD)	Weighted Average Grant Date Fair Value

Unvested at January 1, 2005	2,122,500	$ 0.425	$ 0.35
Granted	2,320,000	0.92	0.77
Vested	(1,870,000)	0.54	0.49
Forfeited	(107,500)	0.425	0.35

Unvested at December 31, 2005	2,465,000	0.67	0.67
Vested	(1,425,000)	0.72	0.67
Forfeited	(120,000)	0.85	0.77
Unvested at December 31, 2006	920,000	$ 0.56	$ 0.65

- F22 -

NAVITRAK INTERNATIONAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 and DECEMBER 31, 2005

(Expressed in US dollars)

9.	Capital Stock - Continued

Warrants

On December 1, 2004, the Company issued 4,000,000 share purchase warrants to a consultant for financial public relation services and other consulting services. 3,000,000 of these share purchase warrants initially vested on January 15, 2006, while the remaining 1,000,000 were to vest on September 15, 2006. 2,000,000 of the share purchase warrants (“First Engagement Warrant”) that vested on January 15, 2006 had an exercise price of $0.25 and were to expire on November 30, 2006. The balance of the share purchase warrants (“Second Engagement Warrant”) that vested on January 15, 2006 had an exercise price of $0.50 and were to expire on November 30, 2007. The 1,000,000 share purchase warrants (“Third Engagement Warrant”) that were to vest on September 15, 2006 have an exercise price of $1.00 and expire on November 30, 2009.

Effective September 16, 2006 the Company and the consultant entered into an agreement to extend the life of the First Engagement Warrants and the Second Engagement Warrants. As amended, the First Engagement Warrant gives the warrant holder the right to acquire 2,000,000 shares of the Company’s common stock at $0.25 per share for a period of one year from the date that the Securities and Exchange Commission declared the Company’s registration statement on Form SB-2 to be effective (January 22, 2007). Therefore, the right to exercise the First Engagement Warrant had not yet vested at December 31, 2006 and will expire January 22, 2008. As amended, the Second Engagement Warrant gives the warrant holder the right to acquire 1,000,000 shares of the Company’s common stock at a price of $0.50 per share from the date that they vest (which is the date upon which the consultant purchases the last of the 2,000,000 common shares underlying the First Engagement Warrant) until January 22, 2010. Warrant transactions and the number of warrants outstanding at December 31, 2006 and 2005 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price ($USD)

Balance, January 1, 2005	4,000,000	$ 0.50
Granted	2,972,000	1.00

Balance, December 31, 2005	6,972,000	0.71
Granted	580,000	1.25
Balance, December 31, 2006	7,552,000	$ 0.74

Warrants exercisable, as at December 31, 2006	4,552,000	$ 1.04
Warrants exercisable, as at December 31, 2005	2,972,000	$ 1.00

- F23 -

NAVITRAK INTERNATIONAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 and DECEMBER 31, 2005

(Expressed in US dollars)

9.	Capital Stock – Continued

Warrants (Continued)

Number of Warrants	Exercise Price	Expiry Date

2,000,000	$ 0.25	January 22, 2008
1,000,000	$ 0.50	January 22, 2010
1,000,000	$ 1.00	November 30, 2009
2,972,000	$ 1.00	June 14, 2007
480,000	$ 1.25	August 28, 2008
100,000	$ 1.25	July 24, 2008
Stock-based compensation

Stock Options

During the year ended December 31, 2006, 120,000 options previously granted to employees with a weighted average exercise price of $0.85 were forfeited. During the year ended December 31, 2005, 2,320,000 options were granted to employees and, 430,000 options previously granted to employees were forfeited.

As discussed in Note 3, compensation expense for options granted during the period is recognized in accordance with SFAS No. 123(R) which requires all options granted to be measured at fair value. Such compensation is amortized over the contract services period or, if none exists, from the date of grant until the options vest for non-employees. For employees, the compensation expense is amortized over the requisite service period which approximates the vesting period. Compensation associated with unvested options granted to non-employees is remeasured on each balance sheet date using the Black-Scholes option pricing model. Prior to the adoption of SFAS 123(R), the Company followed SFAS 123 “Accounting for Stock-Based Compensation” to account for all stock options granted. The fair value of stock options granted during 2005 estimated at the date of grant using the fair value method prescribed in SFAS 123 used the following weighted average assumptions:

- F24 -

NAVITRAK INTERNATIONAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 and DECEMBER 31, 2005

(Expressed in US dollars)

9.	Capital Stock – Continued
Stock-based compensation - Continued
Stock Options - Continued

Year Ended December 31, 2005

Risk-free interest rate	4.37%
Expected term of options	9 years
Expected volatility of the Company’s common shares	71%
Dividend	-%

Expected volatilities are based on historical volatility of the Company’s stock using available data and other factors. The Company uses historical data to estimate option exercise, forfeiture and employees termination within the valuation model. For non-employees, the expected term of the options approximates the full term of the options.

An officer resigned from all of his positions with the Company, effective May 18, 2006 pursuant to an Agreement and Mutual Release which provides, among other terms, that the stock options that were available to the officer on May 18, 2006 will continue to be available until they expire on December 31, 2010. The Company also agreed to register with the Securities and Exchange Commission the shares that might be issued upon exercise of the stock options if and when the Company filed such a registration statement to register shares underlying stock options granted to other employees, officers and directors of the Company. The modification of the options to the former officer resulted in additional compensation of $157,621 using the following weighted average assumptions:

Year Ended December 31, 2006

Risk-free interest rate	4.96%
Expected term of options	4.6 years
Expected volatility of the Company’s common shares	100%
Dividend	-%

There were no options granted in the year ended December 31, 2006. The grant date fair value of options granted during the year ended December 31, 2005 was approximately $0.77 per share. In respect to the options granted in 2004 and 2005, the Company charged to stock based compensation expense of $939,994 (including the $157,621 of additional compensation resulting from the modification of options discussed above) during the year ended December 31, 2006 (2005 - $1,739,767).

- F25 -

NAVITRAK INTERNATIONAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 and DECEMBER 31, 2005

(Expressed in US dollars)

9.	Capital Stock - Continued
Stock-based compensation - Continued
Stock Options - Continued

Options granted to non-employees that were unvested are subsequently remeasured at each balance sheet and vesting date using the fair value method. As of December 31, 2006, there was $197,928 (December 31, 2005 - $1,024,827) of total unrecognized compensation cost related to all options granted and outstanding. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately one year. The total grant-date fair value of options vested during the year ended December 31, 2006 and 2005 was $954,750 and $916,300, respectively.

Warrants

No compensation expense is required for the warrants issued during the years ended December 31, 2006 and 2005. Compensation expense for warrants issued in December 2004 was recognized in accordance with SFAS No. 123 (prior to the adoption of SFAS 123(R)) which requires such warrants to be measured at fair value using the Black-Scholes option pricing model. Such compensation is being amortized over the contract services period or, if none exists, from the date of grant until the warrants vest. The original fair value of warrants issued during 2004 was estimated at the date of grant and, for warrants granted to non-employees, subsequently remeasured at each balance sheet and vesting date using the fair value method prescribed in SFAS 123 used the following weighted average assumptions:

2004

Risk-free interest rate	3.40%
Expected term of warrants	3 years
Expected volatility of the Company’s common shares	63%
Dividend	-%

The weighted average grant-date fair value of warrants issued in 2004 was $0.71 per share.

As discussed above, in September 2006 the Company and the consultant entered into an agreement to modify the vesting and expiration dates of the warrants. Additional compensation expense of $17,000 was recognized in respect of the modification based on the incremental increase in value of the warrants as result of the modification. Such compensation relating to the incremental increase was recognized immediately upon modification. The fair value of the modified warrants was estimated at the date of modification using the fair value method prescribed in SFAS 123(R) with the following weighted average assumptions. Such compensation will be re-measured and charged to the Consolidated Statement of Operations on a quarterly basis until the warrants vest

- F26 -

NAVITRAK INTERNATIONAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 and DECEMBER 31, 2005

(Expressed in US dollars)

9.	Capital Stock - Continued
Stock-based compensation - Continued

Warrants - Continued

2005

Risk-free interest rate	4.06%
Expected term of warrants	1.7 years
Expected volatility of the Company’s common shares	173%
Dividend	-%

The total stock-based compensation recognized and charged to expense under the fair value method in respect of these warrants during the year ended December 31, 2006 was $509,792 (including the $17,000 of additional compensation resulting from the modification of warrants discussed above) (2005 - $2,839,795) using the Black-Scholes option-pricing model.

10.	RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in these consolidated financial statements include:

a)     Management fees accrued during the year ended December 31, 2006 of $60,000 (2005 - $60,000) to two companies controlled by a director.

b)     The Company entered into a written consulting agreement with GM Capital Partners, Ltd., effective December 1, 2004 (subsequently changed to October 27, 2005), pursuant to which, GM Capital Partners, Ltd. has agreed to provide corporate counselling and advice. The term of the agreement was for a period of twenty-four months commencing December 1, 2004. The Company agreed to pay GM Capital Partners Ltd. an initial payment of $10,000 (paid in December 2004), and commencing after January 1, 2005, $10,000 per month. During the year ended December 31, 2006, $120,000 (2005 - $120,000) in consulting fees were accrued to GM Capital Partners, Ltd., pursuant to this agreement The agreement expired on December 1, 2006 and a formal extension has not yet been drafted.

GM Capital Partners, Ltd. also received 4,000,000 share purchase warrants in 2004 in connection with the consulting agreement (Note 9). In addition, if during the twenty-four month period of the agreement, any extension thereof, or for a period of two years following the termination of the agreement, the Company shall consummate a financing, whether in the form of equity, cash or other consideration, with any person or entity directly or indirectly introduced to the Company by GM Capital Partners, Ltd. then GM Capital Partners, Ltd. is entitled to receive a finders fee equal to 10% of gross proceeds of the private financing. The Company accrued finders fees for the year ending December 31, 2006 of $208,750 (2005- $287,200). This amount consists of $93,750 (2005 - $287,200) from the issuance of equity and $115,000 (2005 - $Nil) from the issuance of related party advances.

- F27 -

NAVITRAK INTERNATIONAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 and DECEMBER 31, 2005

(Expressed in US dollars)

10.	Related Party Transactions - Continued

The agreement also specifies that if during the twenty-four month period of the agreement, any extension thereof, or for a period of two years following the termination of the agreement, the Company shall consummate a business combination with any person or entity directly or indirectly introduced to the Company by GM Capital Partners, Ltd., GM Capital Partners, Ltd. is entitled to additional compensation as follows: 5% of the 1st $1,000,000 of consideration paid; plus 4% of the 2nd $1,000,000 of consideration paid; plus 3% of the 3rd $1,000,000 of consideration paid; plus 2% of the 4th $1,000,000 of consideration paid; plus 1% of all consideration paid in excess of $5,000,000.

c)     A director of the Company resigned all of his positions in the Company. Pursuant to the Agreement and Mutual Release, which became effective on May 18, 2006, the Company agreed to pay the director the sum of $131,685 (CDN $147,500) over the period from within two business days of the effective date of the agreement to December 31, 2006. In addition, stock options available to the officer on May 18, 2006 will continue to be available until they expire on December 31, 2010. The balance amount owed of $64,300 (CDN $75,000) as of December 31, 2006 was accrued in these consolidated financial statements.

The above transactions are in the normal course of operations and are recorded at amounts established and agreed to between the related parties.

11.	SALES INFORMATION

Management has determined that it operates in one industry segment.

For the year ended December 31, 2006 and 2005, the Company’s sales were distributed as follows:

	Year Ended December 31, 2006		Year Ended December 31,2005

Canada	$ 17,649	9%	$ -	- %
United States	181,546	91%	73,314	100%

	$ 199,195	100%	$ 73,314	100%

For the year ended December 31, 2006 United States sales were derived from two customers, representing 12% and 88% of the Company’s sales to the United States. No significant amounts were included in accounts receivable as at December 31, 2006. For the year ended December 31, 2005 approximately 85% of sales were derived from one customer.

- F28 -

NAVITRAK INTERNATIONAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 and DECEMBER 31, 2005

(Expressed in US dollars)

12.	INCOME TAXES

The tax effects of temporary differences that give rise to deferred tax assets at December 31, 2006 and 2005 are presented below:

	2006	2005 (Restated)
Operating losses	$2,226,000	$1,392,000
Unclaimed SR&ED expenditures	1,266,000	1,052,000
Investment	249,000	242,000
Property and equipment	94,000	72,000
Software	741,000	421,000
	4,576,000	3,179,000
Valuation allowance	(4,576,000)	(3,179,000)
	$-	$-

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income.

The provision for income taxes differs from the amount estimated using the United States federal statutory income tax rate as follows:

	For the year ended December 31,2006	For the year ended December 31,2005 (Restated)
Provision (recovery) based on federal US statutory rates	$(2,042,000)	$(2,952,000)
Non-deductible stock-based compensation and bonus shares to be issued to employee	744,000	1,600,000
Income tax rate differential of subsidiaries	(59,000)	(32,000)
Other non-deductible expenses	(40,000)	235,000
Increase in valuation allowance	1,397,000	1,149,000
	$-	$-

At December 31, 2006, the Company had estimated losses carried forward of approximately $6.1 million that may be available to offset future income tax purposes, if unused, the losses will expire on various dates during the period from 2009 to 2026. The potential tax benefits have been fully allowed for in the valuation allowance in these financial statements.

- F29 -

NAVITRAK INTERNATIONAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 and DECEMBER 31, 2005

(Expressed in US dollars)

13.	COMMITMENTS

(a)

The Company has entered into two lease agreements for offices in Halifax, Nova Scotia and Washington, DC. Total rental expense for the year ended December 31, 2006 was $122,591 (2005 - $109,064). Minimum lease payments under the leases (excluding operating expenses) over the remaining terms of the respective leases are as follows:

Twelve months ended December 31
2007	$48,829
2008	$38,274
2009	$39,718
2010	$20,220

After July 1, 2007, provided that the Company is not in default of the Lease, the Company has the option to terminate the Halifax lease within a six-month period.

(b)

For certain of the Company’s employees, their employment agreement specifies that they are entitled to severance pay upon termination based on a pre-determined number of months salary. As at December 31, 2006, the obligation for the severance payments should they be terminated was approximately $120,000 (CDN $139,650) and $228,000 denominated in USD (December 31, 2005 - $354,000 (CDN $412,500) and $225,000 denominated in USD)).

14.	RESTATEMENTS

(a) Revision of Purchase Price of Predecessor

On November 12, 2004, the Company closed the acquisition agreement with Navitrak International Corporation (an unrelated Canadian company and our predecessor company) to acquire the net assets (excluding shares of certain of its inactive subsidiaries) in exchange for cash, debt, and the issuance of common shares. The acquisition was accounted for using the purchase method as the net assets acquired constituted the entire business of the predecessor company. Subsequent to the issuance of December 31, 2005 financial statements, management revisited the allocation of the purchase price among net assets acquired in respect of software and goodwill. The Company had previously allocated no value to computer software acquired and approximately $4.3 million to goodwill. As a result, the Company has restated its 2005 consolidated financial statements assigning a determined value of $2,178,339 to software. The remaining excess of purchase price over fair value of identifiable assets attributable to goodwill was determined to be impaired. Accordingly, $2,120,866 was charged as an expense to the Company’s Consolidated Statement of Operations for the period from November 12, 2004 to December 31, 2004. The software was amortized over its estimated useful life of two years.

- F30 -

NAVITRAK INTERNATIONAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 and DECEMBER 31, 2005

(Expressed in US dollars)

14.	RESTATEMENTS Continued

(b) Reclassification of Loans previously disclosed as due on demand

The Company had previously disclosed in its 2005 consolidated financial statements that various of its loans payable to ACOA (Note 8) were in default, and thus currently due, resulting from its interpretation of certain conditions of the various loan agreements. Subsequent to the issuance of December 31 2005 financial statements, based on additional clarification with ACOA, the Company determined that it was not in violation of these conditions as previously thought, and, accordingly has restated the presentation of the ACOA loans from current to long-term on the Company’s consolidated balance sheet as at December 31, 2005. However, at December 31, 2006, the Company is in default of certain of the financial covenants of these loans and therefore the debt is now considered as due on demand.

(c) Recognition of additional stock-based compensation

Subsequent to the issuance of December 31, 2005 consolidated financial statements, the Company has corrected an error in the omission of stock-based compensation resulting from a contract with an employee (signed in 2005) that entitles the employee to bonus shares upon completion of a service period. The Company has now recognized stock-based compensation in the amount of $125,000 during the year ended December 31, 2005.

January 1, 2005

Accumulated Deficit
As previously recorded	$ (2,786,587)
Revision to allocation of purchase price for Predecessor (a)	(2,270,067)
As restated	$ (5,056,654)

December 31, 2005

Software acquired
As previously recorded	$ -
Revision to allocation of purchase price for Predecessor (a)	939,968
As restated	$ 939,968

Goodwill
As previously recorded	$ 2,543,219
Revision to allocation of purchase price for Predecessor (a)	(2,543,219)
As restated	$ -

Total Assets
As previously recorded	$ 3,581,486
Revision to allocation of purchase price for Predecessor (a)	(1,603,251)
As restated	$ 1,978,235

Current portion of Long-Term Debt
As Previously recorded	$ 1,749,264
Reclassification of loans previously presented as due on demand (b)	(1,453,817)
As restated	$ 295,447

- F31 -

NAVITRAK INTERNATIONAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 and DECEMBER 31, 2005

(Expressed in US dollars)

14.	RESTATEMENTS - Continued

Long-Term Debt
As Previously recorded	$ 369
Reclassification of loans previously presented as due on demand (b)	1,453,817
As restated	$ 1,454,186

Accumulated Deficit
As previously recorded	$ (12,010,249)
Revision of allocation of purchase price for Predecessor (a) and recognition of additional stock-based compensation for shares due under bonus arrangement (c)	(1,728,251)
As restated	$ (13,738,500)

Stockholders’ Equity (Capital Deficit)
As previously recorded	$ 823,797
Revision of allocation of purchase price for Predecessor (a)	(1,603,251)
As restated	$ (779,454)

The following represents the Company’s net loss as previously reported and after giving effect to the restatement adjustments for the year ended December 31, 2005:

December 31, 2005

Net Loss for the period
As previously recorded	$ (9,223,662)
Revision to allocation of purchase price for Predecessor (a)	1,755,986
Recognition of additional stock-based compensation for shares due under bonus arrangement (c)	(125,000)
Amortization of acquired software, upon revision to allocation of purchase price of Predecessor (a)	(1,089,170)
As restated	$ (8,681,846)

Loss per share – basic and diluted
As previously recorded	$ (0.34)
Revision of allocation of purchase price for Predecessor (a) and recognition of additional stock-based compensation for shares due under bonus arrangement (c)	0.02
As restated	$ (0.32)

There was no impact on the totals of operating, financing and investing activities in the Consolidated Statement of Cash Flows as a result of the restatements.

- F32 -

NAVITRAK INTERNATIONAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

(Expressed in US dollars)

15.	CONTINGENT LIABILITY

On November 29, 2006, a statement of claim was filed against the Company in the Ontario Superior Court of Justice by 1199684 Ontario Inc. and Ken Sawatzky alleging that they are owed money by the Company in respect of previous advances. The Company was served with this statement of claim on December 4, 2006. The Company has previously recognized such advances as owing to 1199684 Ontario Inc. (Note 6) and has made payments on these advances accordingly. The amount claimed is $187,000 plus interest at 8% per annum from November 2003 until paid plus interest at 8% per annum on $63,000 from November 10, 2003 to August 9, 2005. The Company does not believe additional amounts to be payable as a result of this claim. In the opinion of legal counsel, the outcome of this claim is not determinable. Any additional amounts payable arising from this claim will be recognized in the period a negative outcome becomes likely.

16.	SUBSEQUENT EVENTS

(a)	Debt Settlement and Subscription Agreement

On February 27, 2007, the Company entered into a Debt Settlement and Subscription Agreement with G.M. Capital Partners Ltd. whereby it agreed to apply $350,000 of the related party payable (Note 7) to G.M. Capital Partners towards the payment of 35,000,000 common shares at a purchase price of $0.01 per share. The transaction will be recorded based on the quoted market price of the Company’s common share on the date of the debt settlement and subscription agreement which will result in a loss of settlement of approximately $4.9 million in the first quarter of 2007.

(b)	1-for-100 reverse stock split

On March 2, 2007, the Company’s shareholders approved a 1-for-100 reverse split of the issued and outstanding common stock, whereby each holder of shares of common stock will receive one (1) share of common stock for every one hundred (100) shares of common stock owned. This corporate action is subject to regulatory approval and is not yet effective.

(c)	Name change

On March 2, 2007, subject to regulatory approval, the Company amended the Articles of Incorporation to change the name of the Company to Vectr Systems, Inc.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Controls and Procedures.

We have effected a restatement of our financial results for the year ended December 31, 2005.

(a)  The restatement

This restatement was effected to correct errors in our accounting treatment of:

(i) (ii)	the allocation of purchase price on acquisition of net assets of the Canadian Navitrak; the classification of loans where covenants were breached; and

(iii)	the recognition of additional stock-based compensation

As a result of our review of these transactions, the effect on the amended accounting for the (non-cash) adjustments above is discussed in Note 14 to our consolidated financial statements.

(b)	Evaluation of disclosure controls and procedures and remediation

In connection with the restatement of our financial results for the year ended December 31, 2005, under the direction of our management, we have reevaluated certain disclosure controls and procedures and internal controls over financial reporting. In connection with the restatement we identified a material weakness in our internal controls and procedures relating to the accounting treatment of our purchase price allocation and stock-based compensation calculations.

To our knowledge, as of the date of this filing, we have remediated such material weakness in our internal controls and procedures.

As required by Rule 13(a)-15 under the Exchange Act, in connection with this annual report on Form 10-KSB, under the direction of our Chief Executive Officer, we have evaluated our disclosure controls and procedures as of December 31, 2006, including the remedial actions discussed above, and we have concluded that, as of December 31, 2006, our disclosure controls and procedures are effective.

It should be noted that while our management believes our disclosure controls and procedures provide a reasonable level of assurance, they do not expect that our disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of internal control is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

No change in our internal control over financial reporting occurred during the fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Robert Knight	Director and President Director and President of Navitrak Engineering Incorporated	50	July 10, 1998
Richard Brown	Director, Chief Financial Officer	47	November 12, 2004
Randle Barrington-Foote	Director	54	November 12, 2004
Herbert Lustig	General Manager, Navitrak International Corporation	54	June 15, 2005
Randall Cohn	Vice President of Marketing and Program Management	48	June 12, 2006

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he/she was employed.

Robert Knight, Director and President

Mr. Knight was a Director of our company from July 10, 1998 until September 1, 1998. He was also our President, Secretary and Treasurer from July 10, 1998 until September 1, 1998. He was re-appointed as a director of our company on August 24, 2001. He was re-appointed as the President, Secretary and Treasurer of our company on May 10, 2004.

Mr. Knight has 15 years of experience in corporate finance and has served in various capacities for a number of public companies over that same period of time. He served as our President, Treasurer and Secretary from May 10, 2004 and, though he resigned from the offices of Treasurer and Secretary on November 12, 2004, he continues to serve as our President. From September 1998 until January 12, 2005, Mr. Knight served as the President, Secretary-Treasurer and a Director of Synova Healthcare Group, Inc. (PK: SNVH.PK), a U.S. reporting company formerly known as Advanced Global Industries Ltd. and Centaur BioResearch Corp., which distributes non-invasive medical diagnostic tools mainly for women. Mr. Knight has served as a Director of Invisa, Inc. (OTC-BB: INSA.OB), a reporting company in the United States whose shares trade on the OTC Bulletin Board, from September, 1998 until April, 2005. Invisa, Inc. manufactures and distributes safety sensing equipment used mainly for parking gate closure devices. Mr. Knight served as President, Secretary and Treasurer of Invisa, Inc. from 1998 until February 2000. From July 1998 to December 22, 2005, Mr. Knight served as a Director of Heartland Oil and Gas Corp. (OTC-BB: HOGC.OB), a reporting company in the United States whose shares are quoted on the OTC Bulletin Board. Heartland Oil and Gas Corp. is involved in the exploration and development of coal bed methane gas properties in the United States. Mr. Knight served as President of Heartland Oil and Gas Corp. from July, 1998 until September 2002, as its Chief Financial Officer from September 2002 until November 2004 and as its corporate Secretary from July 1998 until November 2004. Mr. Knight served as Treasurer and Director of Advertain On-Line Inc. from March 2000 until June 2003. Advertain On-Line Inc. is an on-line advertising software development firm. On December 4, 2005, Mr. Knight was appointed as President and as a member of the board of directors of Mexoro Minerals Ltd. (OTC-BB: MXOM.OB), a reporting company in the United States whose shares are quoted on the OTC Bulletin Board.

Mr. Knight was awarded an MBA degree, from Herriot-Watt University in December, 1998.

Richard Brown ,Chief Financial Officer and Director

Mr. Brown has been a Director since November 12, 2004. He was appointed our Chief Financial Officer on November 10, 2005.

Since November of 2001, Mr. Brown has been a partner with Osprey Capital Partners, located in Toronto, Ontario, Canada. Osprey Capital provides financing, merger and acquisition services and government funding assistance to mid-market private and public companies. From February 1998 until February 2002, Mr. Brown was the Chief Financial Officer of Navitrak International Corporation (our predecessor), the Canadian company whose assets we acquired in November 2004. While with the Canadian Navitrak International Corporation, Mr. Brown participated in raising over $6 million in equity financing, negotiated bank facilities, acquisitions and developed business strategy. Prior to his tenure with Navitrak, Mr. Brown spent ten years with the Bank of Nova Scotia and Scotia Capital Markets in New York City. Mr. Brown also serves as President and Director of Phoenician Holdings Corporation, a reporting company in Canada, and as Chairman and Director of Grandview Gold Inc. (CNQ: GVGI), a Canadian reporting company engaged in the business of mineral exploration, since May 10, 2004. Since March 16, 2005, Mr. Brown has served as a director, Chief Financial Officer and Treasurer of Express Systems Corporation, a reporting company in the United States engaged in the business of managing databases and distributing third party newsletters.

Mr. Brown completed a Masters degree in Finance from the Daniels School of Business at the University of Denver in December 1982 and a BA in Economics from the University of Guelph (Ontario, Canada) in May 1988.

Randle Barrington-Foote, Director

Mr. Barrington-Foote has been a Director since November 12, 2004.

Mr. Barrington-Foote worked with HSBC Bank Canada from February, 1982 until December, 2004. During his last five years with HSBC Bank Canada, Mr. Barrington-Foote was an Assistant Vice-President & Manager. Since January 1, 2005, Mr. Barrington-Foote has been an independent mortgage broker with Meridian Financial Services in Vancouver, Canada. Since March 16, 2005, he has been the President and a director of Express Systems Corporation, a reporting company in the United States engaged in the business of managing databases and distributing third party newsletters. Since January 12, 2006, Mr. Barrington-Foote has been the sole director and officer of Logo Industries Corporation (PK: LGDC.PK), a company that has no current business activity.

Herbert M. Lustig, General Manager

Mr. Lustig has been the General Manager of Navitrak International Corporation since June 2005. From June to December 2003, he was Chief Operating Officer of Invisa Inc. (OTC-BB: INSA), a U.S. reporting company engaged in the business of manufacturing and distributing safety sensing equipment for parking gate closure devices. In December of 2003 he joined the Invisa Board of Directors and from January 2004 through April 2005, he was President and CEO of Invisa Inc. He resigned as a director of Invisa Inc. in May 2005. Prior to that, from November 2002 to October 2003, Mr. Lustig was principal of Techmark Group, a consulting firm providing technology and market development assistance for corporations. Earlier, Mr. Lustig held executive positions at Expanse Networks, Honeywell International, General Instrument Corporation and Booz Allen Hamilton.

Mr. Lustig was awarded an MBA from the Wharton School of the University of Pennsylvania and a Bachelor of Science degree from the University of Massachusetts at Amherst.

Randall Cohn, Vice President of Marketing and Program Management

Mr. Cohn has been our Vice President of Marketing and Program Management since June 12, 2006. From September 2002 to June 2006 Mr. Cohn was General Manager for Wyle Laboratories, where he specialized in flight test engineering, program management and business process improvement. Prior to that, from April 2002 to September 2002, as Senior Director of Testing for Applied Research Associates, he played a key coordinating role in the technology demonstration phase of high profile weapons and sensor system programs.

Mr. Cohn served in the U.S. Navy from May of 1981 to December 2001. As Commanding Officer of Sea Control Squadron Two-Four, he led the squadron through combat operations in two different theaters of operation. He also served as Air Officer on the USS Harry S. Truman (CVN-75) during her maiden deployment. His experience with airborne sensors includes being lead Test Pilot for Flying Qualities and Performance as well as System Integration Testing on the ES-3A, a sophisticated carrier-based aircraft performing roles in electronic warfare and intelligence, reconaissance and surveillance.

Mr. Cohn is a graduate of the U.S. Naval Test Pilot School (1989) and he holds a B.S. degree in Ocean Engineering from the US Naval Academy (1981) as well as a M.S. in Aerospace Systems Engineering from the University of Tennessee (1990).

Identification of Certain Significant Employees

Our significant employees, their ages and positions held are as follows:

Name	Position Held with the Company	Age
Dr. Adam Wolinski	Director of Technology, Research and Development	54
Dr. Tam-Anh Chu	Director of Advanced Product Development	49
Yulia Lazukova	Software Development Manager and Airborne Product Development Director	38
Robert Gallant	Controller	44

Dr. Adam Wolinski; Director of Technology, Research and Development

Dr. Wolinski joined Navitrak Engineering Incorporated in 1999 as a senior engineer. Responsible for overseeing development of much of Navitrak’s proprietary technology Dr. Wolinski is currently leading research and development efforts at Navitrak Engineering Incorporated.

Ph. D. of Engineering Sciences, Technological University of Poznan, Poland, 1980; Masters Degree in Mechanical Engineering, University of Nitra, Czechoslovakia, 1975

Dr. Tam-Anh Chu, Director of Advanced Product Development

Dr. Chu joined Navitrak International Corp. in February of 2006. Based in our Falls Church, Virginia office, he is responsible for the development of our proprietary hardware platform. He reports to Dr. Wolinski.

Ph.D. in Electrical Engineering, Massachusetts Institute of Technology, Boston Massachusetts, 1987; Master of Science in Electrical Engineering & Computer Science, Massachusetts Institute of Technology, Boston, Massachusetts, 1981; Bachelor of Science in Electrical Engineering, Catholic University, Washington, D.C., 1979.

Yulia Lazukova, Software Development Manager and Airborne Product Development Director

Ms. Lazukova joined Navitrak Engineering Incorporated in November 1999 and currently leads Navitrak Engineering Incorporated’s software development team. She is responsible for all aspects of the design, development and maintenance of Navitrak Engineering Incorporated’s software and data resources. Since November 24, 2006 she has been responsible for our product design, integration and implementation efforts.

Masters Degree in Mechanical Engineering, Institute of Chemical Machine Building, Moscow, Russia; additional Masters level studies in Computer Science, Dalhousie University, Halifax, Canada.

Robert Gallant, Controller

Mr. Gallant joined our company in June 2005. He is a Certified Management Accountant and holds Bachelor’s degrees in Computer Science and in Business. Since 1987 he has worked in increasingly senior financial positions at Schlumberger, International Paper, Federal Mogul and PolyCello.

BS Computer Science and BA Business Administration, 1987, from the University of Moncton, New Brunswick, Canada.

Family Relationships

There are no family relationships between any director or executive officer.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee Financial Expert

As our company is relatively small, our Board of Director’s audit committee does not have a member that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding our internal controls and procedures, including those pertaining to financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in light of the current size of our company.

Committees of the Board

On November 10, 2005, the audit committee of our board of directors was formed with its one current member. The audit committee will be comprised of three directors and will operate under a written charter adopted by the board. All members of the audit committee (i) will meet the criteria for independence as set forth in the Securities Exchange Act, (ii) will not have participated in the preparation of our financial statement at any time during the past three years and (iv) will be able to read and understand fundamental financial statements. Our audit committee is currently comprised of one director – Randle Barrington-Foote. We are currently in the process of identifying two other candidates who will meet the criteria for membership established above.

The responsibilities of the audit committee include recommending to the board an accounting firm to be engaged as our independent registered public accounting firm. Our management has primary responsibility for our internal controls and financial reporting process. The independent registered public accounting firm is responsible for performing an independent audit of our consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and for issuing a report thereon. The audit committee’s responsibility is to oversee these processes and the activities of our internal accounting department. Since it was formed in November, 2005, our Audit Committee has convened one meeting, which was attended by our auditor.

We do not have a compensation committee at this time.

Compliance with Section 16(a) of the Securities and Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the year ended December 31, 2006, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

On March 23, 2006, we adopted a code of business conduct and ethics policy (the “Code of Ethics”). The adoption of the Code of Ethics allows us to: (i) describe our core values and beliefs; (ii) provide the foundation for all business conduct; and (iii) provide guidance to each of our directors and officers to assist them in recognizing and dealing with ethical issues and risks, providing mechanisms to report unethical conduct and helping foster a culture of honesty and accountability. A copy of the Code of Ethics may be obtained from our Secretary at no charge upon request.

Procedure for Submitting Shareholder Proposals

We encourage shareholders to submit proposals, questions or concerns to us by writing to president or any member of our Board of Directors. All written communications with Board members are treated as confidential. Instructions and contact information for president and the Board of Directors can be found by visiting our website at www.navitrak.com. Once a proposal, question or concern is received by president or a Board member, the communication is reviewed and addressed accordingly.

Procedure for Submitting Shareholder Proposals Related to Nominee as Director

See “Procedures for Submitting Shareholder Proposals” above.

Item 10.	Executive Compensation.

The particulars of compensation paid to the following persons:

•	our principal executive officer;
•	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2006; and
•

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our year ended December 31, 2006, is set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Robert Knight President & CEO	2006	$60,000	Nil	Nil	$47,450	Nil	Nil	Nil	$107,450
Joel Strickland(1) Former President & CEO Navitrak Engineering Incorporated	2006	$159,375	Nil	Nil	$216,933	Nil	Nil	$1,983	$376,308
Richard Brown CFO & Director	2006	Nil	Nil	Nil	$35,587	Nil	Nil	Nil	$35,587
Herbert Lustig(2) General Manager Navitrak International Corporation	2006	$219,250	$737,500	Nil	$420,202	Nil	Nil	Nil	$1,376,952

(1) Mr. Strickland resigned from all of his positions with our company and our wholly-owned subsidiary, Navitrak Engineering Incorporated, effective May 18, 2006 pursuant to an Agreement and Mutual Release. Pursuant to the agreement, among other things, the stock options held by Mr. Strickland will continue to be available to him until they expire on December 31, 2010. Additional stock option compensation of $157,621 has been recognized for the year ended December 31, 2006.

(2) Pursuant to the employment agreement, Mr. Lustig is entitled to receive 500,000 bonus shares at June 30, 2006. These shares have not been issued yet but compensation expense of $737,500 related to these bonus shares has been recognized during the year ended December 31, 2006.

Pursuant to an employment agreement dated June 1, 2005, we agreed to pay Mr. Lustig a salary of $200,000 per year in cash, a stock bonus of 500,000 common shares per year (as adjusted for the 2:1 stock split that took place effective August 29, 2005), a stipend equal to $7,800 to cover the costs of health insurance and a stipend equal to $4,500 per year to cover the cost of long term disability insurance. In addition, we agreed to grant to Mr. Lustig options to purchase 1,500,000 of our common shares under the terms of our 2005 Incentive Plan. These share purchase options have an exercise price of $0.96 (equal to the 10 trading-day average before June 1, 2005, as adjusted for the 2:1 stock split that took place effective August 31, 2005). Although we had orally agreed to grant these options to Mr. Lustig on June 1, 2005 (the date that his employment with our company actually commenced), these share purchase options were not actually granted by our board until November 10, 2005, which is the day that we signed Mr. Lustig’s written employment agreement. 125,000 of these share purchase options vested immediately upon grant. The second instalment of 125,000 options vested on December 1, 2005, the third instalment of 125,000 options vested on March 1, 2006, the fourth instalment of 125,000 options vested on June 1, 2006 and the fifth instalment vested on September 1, 2006. The remainder will vest in instalments of 125,000 options on each of December 1, 2006, March 1, 2007, June 1, 2007, September 1, 2007, December 1, 2007, March 1, 2008 and June 1, 2008.

Pursuant to an Agreement and Mutual Release dated effective May 18, 2006, we agreed to pay Mr. Strickland the sum of approximately $131,685 ($147,500 CDN) in a number of payments over time in connection with his resignation from all of his positions with our company and our wholly-owned subsidiary, Navitrak Engineering Inc. The first of these payments, in the amount of approximately $8,927 ($10,000 CDN), was to be paid to Mr. Strickland within two business days of the effective date of the agreement. Five subsequent payments, each in the amount of approximately $6,695 ($7,500 CDN), were to be paid on May 31, 2006, June 30, 2006, July 31, 2006, August 31, 2006 and September 30, 2006. We are to make a final payment of approximately $89,277 ($100,000 CDN) on December 31, 2006, unless prior to that date we close a sale of debt or equity (except a sale of debt or equity to the Atlantic Canada Opportunities Agency) in which event we have agreed to make earlier payments on account of this $89,277 payment, each in the amount of approximately $22,319 ($25,000 CDN), for each approximately $446,388 ($500,000 CDN) (in the aggregate) that we raise through such sale. Pursuant to the Agreement, the stock options held by Mr. Strickland will continue to be available to him until they expire on December 31, 2010. The Agreement contains a mutual release of claims whereby each of Mr. Strickland and our company release the other from any claims either had against the other except those arising under the Agreement and Mutual Release dated effective May 18, 2006. We have paid the initial payment of approximately $8,927 ($10,000 CDN), the payments due for May 31, 2006, June 30, 2006, July 31, 2006, August 31, 2006 and September 30, 2006, and one payment of $22,319 ($25,000 CDN) resulting from a sale of equity.

Outstanding Equity Awards at Fiscal Year-End

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for the following persons:

•	our principal executive officer;
•	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2006; and
•

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our year ended December 31, 2006, is set out in the following outstanding equity awards table:

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Robert Knight President & CEO	400,000	Nil	Nil	$0.425	December 6, 2014	Nil	N/A	N/A	N/A
Joel Strickland(1) Former President & CEO Navitrak Engineering Incorporated	500,000	Nil	Nil	$0.425	December 6, 2014	Nil	N/A	N/A	N/A
Richard Brown CFO & Director	300,000	Nil	Nil	$0.425	December 6, 2014	Nil	N/A	N/A	N/A
Herbert Lustig(2) General Manager Navitrak International Corporation	750,000	750,000	Nil	$0.96	May 31, 2015	1,000,000	$550,000	N/A	N/A

(1) Mr. Strickland resigned from all of his positions with our company and our wholly-owned subsidiary, Navitrak Engineering Incorporated, effective May 18, 2006 pursuant to an Agreement and Mutual Release

(2) These options will vest such that Mr. Lustig will receive an additional 125,000 options on each of March 1, June 1, September 1 and December 1, 2007 and on March 1 and June 1, 2008. Pursuant to the employment agreement, Mr. Lustig is also entitled to receive 500,000 bonus shares of common stock on each of June 30, 2006, June 30, 2007 and June 30, 2008 so long as he continues to be employed by the Company at those dates. As at December 31, 2006, 500,000 bonus shares have vested and 1,000,000 shares remain unvested.

Director Compensation

The particulars of compensation paid to our directors for our year ended December 31, 2006, is set out in the following director compensation table:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Robert Knight	$60,000	Nil	$47,450	Nil	Nil	Nil	$107,450
Richard Brown	Nil	Nil	$35,587	Nil	Nil	Nil	$35,587
Randle Barrington-Foote	Nil	Nil	$35,587	Nil	Nil	Nil	$35,587

Stock Option Plan

On December 6, 2004 our Board of Directors approved the 2004 Officer, Director, Employee, Consultant and Advisor Stock Compensation Plan pursuant to which a total of 4,000,000 of our shares could be issued. On September 27, 2005, our Board of Directors approved our 2005 Incentive Plan pursuant to which we may grant an aggregate of up to 4,000,000 common shares or options to purchase common shares to employees, consultants or directors of our company or of any of our subsidiaries. The purpose of the 2004 Incentive Plan and the 2005 Incentive Plan was to give our company the ability to motivate participants to contribute to our growth and profitability.

Our 2005 Incentive Plan is administered by our Board of Directors. It will continue in effect until the earlier of the (a) date that we have granted all of the securities that can be issued pursuant to its terms or (b) September 27, 2015.

Awards under our 2005 Incentive Plan will vest as determined by our Board of Directors and as established in stock option agreements to be entered into between our company and each participant receiving an award. Options granted under the 2005 Incentive Plan will have a term of 10 years from the date of grant but are subject to earlier termination in the event of death, disability or the termination of the employment or consulting relationship.

The exercise price of options granted under our 2005 Incentive Plan shall be determined by our board of directors but shall not be less than 85% of the fair market value of our company’s common stock on the grant date. (In the case of options granted to a holder of more than 10% of our company’s common stock, the option price must not be less than 110% of the market value of the common stock on the grant date.)

Stock options become exercisable at dates determined by the Board of Directors at the time of granting the option.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership

We have set forth in the following table certain information regarding our shares of common stock beneficially owned as of March 21, 2007 for: (i) each shareholder we know to be the beneficial owner of 5% or more of shares of our common stock; (ii) each of our executive officers and directors; and (iii) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange

Commission. In computing the number of shares beneficially owned by a person, we have included shares for which the named person has sole or shared power over voting or investment decisions. Except as otherwise noted below, the number of shares beneficially owned includes common stock which the named person has the right to acquire, through conversion or option exercise, or otherwise, within 60 days after December 31, 2006. Beneficial ownership calculations for 5% stockholders are based solely on publicly filed Schedule 13Ds or 13Gs, which 5% stockholders are required to file with the Securities and Exchange Commission. As of March 21, 2007, we had 66,952,430 common shares issued and outstanding.

To the best of our knowledge, there are no voting arrangements with any of our other shareholders.

Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Robert Knight 114 West Magnolia Street, Suite 446, Bellingham, WA 98225	400,000(2)	*
Randle Barrington-Foote 114 West Magnolia Street, Suite 446, Bellingham, WA 98225	300,000(3)	*
Richard Brown Suite 1705 – 55 University Avenue Toronto, Ontario M5J 2H7	508,674(4)	*
Herbert M. Lustig 400 - 1190 Barrington Street Halifax, Nova Scotia, Canada B3H 2R4	1,375,000(5)	2.01%
Joel Strickland(6) 400 - 1190 Barrington Street Halifax, Nova Scotia, Canada B3H 2R4	1,325,000(7)	1.96%
Randall Cohn 252 North Washington St Falls Church, VA 22046	Nil	Nil
G.M. Capital Partners Ltd.(8) 2, Rue Thalberg CP 1507 CH-1211 Geneve 1 Switzerland	38,416,412	55.39%
Directors and Executive Officers as a Group (6 people)	3,908,674(9)	5.52%

*less than 1%

(1)

Based on 66,952,430 shares of common stock issued and outstanding as of March 21, 2007 and, as to a specific person, shares issuable pursuant to the exercise of share purchase warrants and options exercisable within 60 days. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)	Consists of fully vested options to acquire an aggregate of 400,000 shares of common stock.

(3)	Consists of fully vested options to acquire an aggregate of 300,000 shares of common stock.

(4)	Includes fully vested options to acquire an aggregate of 300,000 shares of common stock.

(5)	Consists of fully vested options to acquire an aggregate of 875,000 shares of common stock and 500,000 shares issuable to Mr. Lustig under his employment agreement which have not yet been issued.

(6)

Mr. Strickland resigned from all of his positions with our company and our wholly-owned subsidiary, Navitrak Engineering Incorporated, effective May 18, 2006 pursuant to an Agreement and Mutual Release which provides, among other terms, that the stock options that were available to Mr. Strickland on May 18, 2006 will continue to be available to Mr. Strickland until they expire on December 31, 2010.

(7)	Includes fully vested options to acquire an aggregate of 500,000 shares of common stock.

(8)

Includes 36,016,412 common shares and 2,400,000 common shares issuable upon exercise of share purchase warrants but excludes 1,000,000 share purchase warrants which have not yet vested. J. A. Michie, the Managing Director of G.M. Capital Partners Ltd., and Marc Angst, a director of G.M. Capital Partners Ltd., exercise dispositive and voting power with respect to the shares of our common stock that are beneficially owned by G.M. Capital Partners Ltd.

(9)	Includes fully vested options to acquire an aggregate of 2,375,000 shares of common stock.

Changes in Control

On February 27, 2007, G.M. Capital Partners Ltd. purchased 35,000,000 shares of our common stock for a purchase price of $350,000, or $0.01 per share. Payment was made by way of a reduction in the principal balance of debt owed by our company to G.M. Capital Partners Ltd. After this reduction, our company still owes to G.M. Capital Partners Ltd. the sum of approximately $717,867. Upon completion of this share purchase, G.M. Capital Partners Ltd. became the registered owner of 35,016,412 shares of our common stock entitled to cast approximately 52.3% of the votes that may be cast by holders of issued and outstanding shares of our common stock. J.A. Michie, the Managing Director of G.M. Capital Partners Ltd., and Marc Angst, a director of G.M. Capital Partners Ltd., exercise dispositive and voting power with respect to the securities of our company that are registered in the name of G.M. Capital Partners Ltd.

We are unaware of any other contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

We entered into a written consulting agreement with G.M. Capital Partners Ltd., a British Virgin Islands company, effective December 1, 2004, pursuant to which G.M. Capital Partners Ltd. has agreed to provide corporate counselling and advice. The term of the agreement is for a period of 24 months commencing December 1, 2004, though we have recently orally agreed to extend the original term for an additional two years. We agreed to pay G.M. Capital Partners Ltd. an initial payment of $10,000 and, commencing after January 1, 2005, $10,000 per month. We also agreed to issue G.M. Capital Partners Ltd. three engagement warrants. The first engagement warrant gives the warrant holder the right to acquire 1,000,000 (pre-split) shares of our company’s common stock at $0.50 (pre-split) per share for a period of two years from the date of issuance of the engagement warrant; the second engagement warrant gives the warrant holder the right to acquire 500,000 (pre-split) shares of our company’s common stock at a price of $1.00 (pre-split) per share for a period of three years from the date of issuance of the engagement warrant and the third engagement warrant gives the warrant holder the right acquire up to 500,000 (pre-

split) shares of our company’s common stock at a price of $2.00 (pre-split) per share for a period of five years from the date of issuance of the engagement warrant. On October 27, 2005 we amended and restated our consulting agreement with G.M. Capital Partners, Ltd. to account for the stock split effective August 29, 2005 and, effective September 16, 2006 we amended the agreement to change the vesting and expiration provisions of the first and second engagement warrants effective from the date of the original consulting agreement (December 1, 2004). As amended, the first engagement warrant gives the warrant holder the right to acquire 2,000,000 shares of our company’s common stock at $0.25 per share for a period of one year from the date that the Securities and Exchange Commission declares our registration statement on Form SB-2 to be effective (this registration statement was declared effective January 23, 2007). Therefore, the right to exercise the first engagement warrant vested on January 23, 2007. As amended, the second engagement warrant gives the warrant holder the right to acquire 1,000,000 shares of our company’s common stock at a price of $0.50 per share from the date that they vest (which is the date upon which the consultant purchases the last of the 2,000,000 common shares underlying the first engagement warrant) until November 30, 2008. Therefore, the right to exercise the second engagement warrant can vest only after the Securities and Exchange Commission has declared our registration statement on Form SB-2 effective and the consultant has purchased all 2,000,000 of the common shares underlying the first engagement warrant; although the Securities and Exchange Commission declared our registration statement on Form SB-2 effective January 23, 2007, the right to exercise the second engagement warrant will not vest until the consultant has purchased all 2,000,000 of the common shares underlying the first engagement warrant. Finally, the third engagement warrant gives to the holder the right to acquire up to 1,000,000 shares of our company’s common stock at a price of $1.00 per share for a period of five years from the date of issuance of the warrant. The right to exercise the third engagement warrant vested on September 15, 2006.

Our consulting agreement with G.M. Capital Partners Ltd. provides that the holders of 50% of the engagement warrants may demand that we register the common shares underlying the engagement warrants with the Securities and Exchange Commission, at our expense. If we fail to file a registration statement within 90 days of the date of demand for such a registration, the consulting agreement provides that we will sell to G.M. Capital Partners Ltd., for each day beyond the 90 day period that the registration statement remains unfiled, 5,000 common shares of our company at a sale price of $0.001 per share. Although we have not yet received such a demand for registration of the common shares underlying these warrants, these common shares comprise a portion of the securities registered pursuant to our registration statement declared effective on January 23, 2007.

In addition to the consulting services described in the main body of our consulting agreement with G.M. Capital Partners Ltd., G.M. Capital Partners Ltd. agreed to provide certain additional services, in exchange for certain additional fees, in schedules that are attached to the consulting agreement. In Schedule B to the consulting agreement, G.M. Capital Partners Ltd. agrees to assist our company in the event of any business combinations (including sales, mergers and other types of business combination), in exchange for a percentage of the value of the transaction (5% of the first $1,000,000, 4% for the second $1,000,000, 3% of the third $1,000,000, 2% of the fourth $1,000,000 and 1% of all consideration in excess of $5,000,000). In Schedule C to the consulting agreement, G.M. Capital Partners Ltd. agreed to use it best efforts to introduce our company to potential sources of financing, and we agreed to pay to G.M. Capital Partners Ltd. a cash ‘success fee’ equal to 10% of the gross proceeds of any private financing. Although the term of this consulting agreement has expired, we continue to renew it on a month by month basis.

We entered into a written employment agreement with Herbert M. Lustig dated as of June 1, 2005, pursuant to which Mr. Lustig agreed to serve as our General Manager for a period of 36 months from June 1, 2005. In the employment agreement, we agreed to pay Mr. Lustig a salary of $200,000 per year in cash, a stock bonus of 500,000 common shares per year (as adjusted for the 2:1 stock split that took place effective August 29, 2005), a stipend equal to $7,800 to cover the costs of health insurance and a stipend equal to $4,500 per year to cover the cost of long term disability insurance. In addition, we agreed to grant to Mr. Lustig options to purchase 1,500,000 of our common shares under the terms of our 2005 Incentive Plan. These share purchase options have an exercise price of $0.96 (equal to the 10 trading-day average before June 1, 2005, as adjusted for the 2:1 stock split that took place effective August 31, 2005). Although we had orally agreed to grant these options to Mr. Lustig on June 1, 2005 (the date that his employment with our company actually commenced), these share purchase options were not actually granted by our board until November 10, 2005, which is the day that we signed Mr. Lustig’s written employment agreement. 125,000 of these share purchase options vested immediately upon grant. The second instalment of 125,000 options vested on December 1, 2005, the third instalment of 125,000 options vested on March 1, 2006, the fourth instalment of 125,000 options vested on June 1, 2006 and the fifth instalment vested on September 1, 2006. The remainder will vest in instalments of 125,000 options on each of December 1, 2006, March 1, 2007, June 1, 2007, September 1, 2007, December 1, 2007, March 1, 2008 and June 1, 2008.

We entered into an Agreement and Mutual Release with Joel Strickland effective May 18, 2006, wherein Mr. Strickland resigned all of his positions with our company and our wholly-owned subsidiary, Navitrak Engineering Inc., effective May 18, 2006. In the Agreement we agreed to pay Mr. Strickland the sum of approximately $131,685 ($147,500 CDN) in a number of payments over time. The first of these payments, in the amount of approximately $8,927 ($10,000 CDN), was to be paid to Mr. Strickland within two business days of the effective date of the agreement. Five subsequent payments, each in the amount of approximately $6,695 ($7,500 CDN), were to be paid on May 31, 2006, June 30, 2006, July 31, 2006, August 31, 2006 and September 30, 2006. We are to make a final payment of approximately $89,277 ($100,000 CDN) on December 31, 2006, unless prior to that date we close a sale of debt or equity (except a sale of debt or equity to the Atlantic Canada Opportunities Agency) in which event we have agreed to make earlier payments on account of this $89,277 payment, each in the amount of approximately $22,319 ($25,000 CDN), for each approximately $446,388 ($500,000 CDN) (in the aggregate) that we raise through such sale. Pursuant to the Agreement, the stock options held by Mr. Strickland will continue to be available to him until they expire on December 31, 2010. In addition, we have agreed to register with the Securities and Exchange Commission the shares that might be issued upon exercise of Mr. Strickland’s stock options on Form S-8 if and when we file such a registration statement to register shares underlying stock options that we have granted to other employees, officers and directors of our company. The Agreement contains a mutual release of claims whereby each of Mr. Strickland and our company release the other from any claims either had against the other except those arising under the Agreement and Mutual Release dated effective May 18, 2006. We have paid the initial payment of approximately $8,927 ($10,000 CDN), the payments due for May 31, 2006, June 30, 2006, July 31, 2006, August 31, 2006 and September 30, 2006, and one payment of $22,319 ($25,000 CDN) resulting from a sale of equity.

We entered into a written employment letter with Randall Cohn dated May 22, 2006, pursuant to which Mr. Cohn has agreed to serve as our Vice President of Marketing and Program Management effective June 12, 2006. In the employment agreement, we agreed to pay Mr. Cohn a salary of $160,000 per year, subject to a cost-of-living adjustment which we will address in his first annual review. We have also agree to pay Mr. Cohn a minimum cash bonus of $40,000 on July 2, 2007. Our agreement requires that Mr. Cohn relocate to the Washington, D.C. area at our expense.

On February 27, 2007, G.M. Capital Partners Ltd. purchased 35,000,000 shares of our common stock for a purchase price of $350,000, or $0.01 per share. Payment was made by way of a reduction in the principal balance of debt owed by our company to G.M. Capital Partners Ltd. After this reduction, our company still owes to G.M. Capital Partners Ltd. the sum of approximately $717,867. Upon completion of this share purchase, G.M. Capital Partners Ltd. became the registered owner of 35,016,412 shares of our common stock entitled to cast approximately 52.3% of the votes that may be cast by holders of issued and outstanding shares of our common stock.

Except as disclosed in the preceding discussion, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Director Independence

Currently, Randle Barrington-Foote is our only independent director as that term is defined by Rule 4200(a) (15) of the National Association of Securities Dealers' listing standards.

Item 13.	Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number and Exhibit Title

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on December 30, 2005)
3.2	By-laws (incorporated by reference from our Registration Statement on Form SB-2 filed on December 30, 2005)
3.3

Articles of Amendment of Articles of Incorporation filed with the Nevada Secretary of State July 29, 1999 (incorporated by reference from our Registration Statement on Form SB-2 filed on December 30, 2005)

3.4

Articles of Amendment of Articles of Incorporation filed with the Nevada Secretary of State August 29, 2001 (incorporated by reference from our Registration Statement on Form SB-2 filed on December 30, 2005)

3.5	Articles of Merger filed with the Nevada Secretary of State October 4, 2001 (incorporated by reference from our Registration Statement on Form SB-2 filed on December 30, 2005)
3.6	Articles of Merger filed with the Nevada Secretary of State October 10, 2001 (incorporated by reference from our Registration Statement on Form SB-2 filed on December 30, 2005)
3.7	Certificate of Articles of Amendment filed with the Nevada Secretary of State October 18, 2001 (incorporated by reference from our Registration Statement on Form SB-2 filed on December 30, 2005)
3.8	Articles of Merger filed with the Nevada Secretary of State November 3, 2004 (incorporated by reference from our Registration Statement on Form SB-2 filed on December 30, 2005)
3.9	Certificate of Amendment filed with the Nevada Secretary of State July 21, 2005 (incorporated by reference from our Registration Statement on Form SB-2 filed on December 30, 2005)
4.1	Form of Share Certificate (incorporated by reference from our Registration Statement on Form SB-2 filed on December 30, 2005)
10.1	2005 Incentive Plan (incorporated by reference from our Registration Statement on Form SB-2 filed on December 30, 2005)
10.2	Amended and Restated 2005 Incentive Plan (incorporated by reference from our Registration Statement on Form SB-2 filed on December 30, 2005)
10.3	2004 Incentive Plan (incorporated by reference from our Registration Statement on Form SB-2 filed on December 30, 2005)
10.4	Amended and Restated 2004 Incentive Plan (incorporated by reference from our Registration Statement on Form SB-2 filed on December 30, 2005)
10.5	Employment Agreement with Herbert Lustig (incorporated by reference from our Registration Statement on Form SB-2 filed on December 30, 2005)
10.6	Consulting Agreement with AD Butler and Associates (incorporated by reference from our Registration Statement on Form SB-2 filed on December 30, 2005)
10.7	Employment Agreement with Ping Chen (incorporated by reference from our Registration Statement on Form SB-2 filed on December 30, 2005)
10.8	Employment Agreement with Yulia Lazukova (incorporated by reference from our Registration Statement on Form SB-2 filed on December 30, 2005)
10.9	Employment Agreement with Robert D. Gallant (incorporated by reference from our Registration Statement on Form SB-2 filed on December 30, 2005)
10.10	Employment Agreement with Dr. Adam Wolinski (incorporated by reference from our Registration Statement on Form SB-2 filed on December 30, 2005)
10.11	Consulting Agreement with G.M. Capital Partners (incorporated by reference from our Registration Statement on Form SB-2 filed on December 30, 2005)

10.12	2005 Form of Stock Option Agreement (Non-Qualified) (incorporated by reference from our Registration Statement on Form SB-2 filed on December 30, 2005)
10.13	2004 Form of Stock Option Agreement (Non-Qualified) (incorporated by reference from our Registration Statement on Form SB-2 filed on December 30, 2005)
10.14	2005 Form of Offshore Offering Subscription Agreement (incorporated by reference from our Registration Statement on Form SB-2 filed on December 30, 2005)
10.15	2004 Form of Offshore Offering Subscription Agreement (incorporated by reference from our Registration Statement on Form SB-2 filed on December 30, 2005)
10.16	Amended and Restated Consulting Agreement with G.M. Capital Partners, Ltd.
10.17

Atlantic Canada Opportunities Agency Business Development Program Contract dated January 20, 1999 with Navitrak Engineering Incorporated (Project # 6004-60-30,916-1) (incorporated by reference from our Registration Statement on Form SB-2 filed on December 30, 2005)

10.18

Amendment #1 dated July 18, 2000 to Atlantic Canada Opportunities Agency Business Development Program Contract (Project #6004-60-30,916-1) (incorporated by reference from our Registration Statement on Form SB-2 filed on December 30, 2005)

10.19

Amendment #2 dated August 22, 2002 to Atlantic Canada Opportunities Agency Business Development Program Contract (Project #6004-60-30,916-1) (incorporated by reference from our Registration Statement on Form SB-2 filed on December 30, 2005)

10.20

Amendment #3 dated April 9, 2003 to Atlantic Canada Opportunities Agency Business Development Program Contract (Project #6004-60-30,916-1) (incorporated by reference from our Registration Statement on Form SB-2 filed on December 30, 2005)

10.21

Amendment #4 dated November 4, 2003 to Atlantic Canada Opportunities Agency Business Development Program Contract (Project #6004-60-30,916-1) (incorporated by reference from our Registration Statement on Form SB-2 filed on December 30, 2005)

10.22

Amendment #5 dated July 5, 2004 to Atlantic Canada Opportunities Agency Business Development Program Contract (Project #6004-60-30,916-1) (incorporated by reference from our Registration Statement on Form SB-2 filed on December 30, 2005)

10.23

Amendment #6 dated January 10, 2005 to Atlantic Canada Opportunities Agency Business Development Program Contract (Project #6004-60-30,916-1) (incorporated by reference from our Registration Statement on Form SB-2 filed on December 30, 2005)

10.24

Contract dated March 9, 2004 between Atlantic Canada Opportunities Agency and Navitrak Engineering Incorporated, Navitrak International Corporation and Navitrak Systems Inc. (Project #183782) (incorporated by reference from our Registration Statement on Form SB-2 filed on December 30, 2005)

10.25

Amendment #1 dated February 8, 2005 to Contract between Atlantic Canada Opportunities Agency and Navitrak Engineering Incorporated and Navitrak International Corporation (Project #183782) (incorporated by reference from our Registration Statement on Form SB-2 filed on December 30, 2005)

10.26

Evaluation Agreement (North America) between NAVTEQ North America and Navitrak International Corporation (incorporated by reference from our Registration Statement on Form SB-2 filed on December 30, 2005)

10.27

Data License and Reseller Agreement effective March 30, 2001 between Navigation Technologies Corporation and Navitrak International Corporation (incorporated by reference from our Registration Statement on Form SB-2 filed on December 30, 2005)

10.28

Third Amendment to Data License Agreement and Territory Licenses No. 1 and 2 between NAVTEQ North America, LLC and Navitrak International Corporation (incorporated by reference from our Registration Statement on Form SB-2 filed on December 30, 2005)

10.29

Fourth Amendment to Data License Agreement and Territory Licenses No. 1 and 2 between NAVTEQ North America, LLC and Navitrak International Corporation (incorporated by reference from our Registration Statement on Form SB-2 filed on December 30, 2005)

10.30	Amendment No. 1 to NRC Contribution Agreement No. 376225PA (incorporated by reference from our Registration Statement on Form SB-2 filed on December 30, 2005)
10.31	Consent of Atlantic Canada Opportunities Agency for Projects 165474, 166156, 181936 and 183782 (incorporated by reference from our Registration Statement on Form SB-2 filed on December 30, 2005)

10.32

Industrial Research Program Repayable Contribution Agreement, Project #376225, effective January 4, 2000 (incorporated by reference from our Registration Statement on Form SB-2 filed on December 30, 2005)

10.33	Amendments to PEMD Project No. N470834 (incorporated by reference from our Registration Statement on Form SB-2 filed on December 30, 2005)
10.34	Amendment No. 3 to NRC Contribution Agreement No. 376225PA (incorporated by reference from our Registration Statement on Form SB-2 filed on December 30, 2005)
10.35	Amendment No. 4 to NRC Contribution Agreement No. 376225PA (incorporated by reference from our Registration Statement on Form SB-2 filed on December 30, 2005)
10.36	Amendment No. 5 to NRC Contribution Agreement No. 376225PA (incorporated by reference from our Registration Statement on Form SB-2 filed on December 30, 2005)
10.37	Amendment No. 6 to NRC Contribution Agreement No. 376225PA (incorporated by reference from our Registration Statement on Form SB-2 filed on December 30, 2005)
10.38	Amendment No. 7 to NRC Contribution Agreement No. 376225PA (incorporated by reference from our Registration Statement on Form SB-2 filed on December 30, 2005)
10.39

Second Amendment to Data License Agreement and Territory Licenses No. 1 and 2 between NAVTEQ North America, LLC and Navitrak International Corporation (incorporated by reference from our Registration Statement on Form SB-2 filed on December 30, 2005)

10.40	ACOA Business Development Program Contract, Project No: 6004-60-29-678-1 (incorporated by reference from our Registration Statement on Form SB-2 filed on December 30, 2005)
10.41	ACOA Business Development Program Loan, Project No. 6004-60-29-687-1 (incorporated by reference from our Registration Statement on Form SB-2 filed on December 30, 2005)
10.42	Schedule 1 to Agreement for Market Development Strategies, Project No. 7997-470834 (incorporated by reference from our Registration Statement on Form SB-2 filed on December 30, 2005)
10.43

Atlantic Innovation Fund Contract between Atlantic Canada Opportunities Agency and Navitrak Engineering Incorporated and Navitrak International Corporation, Contract Number 181936, dated December 22, 2004 (incorporated by reference from our Registration Statement on Form SB-2/A filed on March 28, 2006)

10.44	Approval of Request for Payment, Project #181936, dated 2005/02/24 (payment No. 1) (incorporated by reference from our Registration Statement on Form SB-2/A filed on March 28, 2006)
10.45	Approval of Request for Payment, Project #181936, dated 2005/03/22 (payment No. 2) (incorporated by reference from our Registration Statement on Form SB-2/A filed on March 28, 2006)
10.46	Approval of Request for Payment, Project #181936, dated 2005/08/08 (payment No. 3) (incorporated by reference from our Registration Statement on Form SB-2/A filed on March 28, 2006)
10.47	Approval of Request for Payment, Project #181936, dated 2005/08/18 (payment No. 4) (incorporated by reference from our Registration Statement on Form SB-2/A filed on March 28, 2006)
10.48	Approval of Request for Payment, Project #181936, dated 2005/09/15 (payment No. 5) (incorporated by reference from our Registration Statement on Form SB-2/A filed on March 28, 2006)
10.49	Amendment No. 8 to NRC Contribution Agreement No. 376225(incorporated by reference from our Registration Statement on Form SB-2/A filed on March 28, 2006)
10.50

Amendment No. 1 to Atlantic Innovation Fund Contract between Atlantic Canada Opportunities Agency and Navitrak Engineering Incorporated and Navitrak International Corporation, Contract Number 181936 (incorporated by reference from our Registration Statement on Form SB-2/A filed on July 24, 2006)

10.51	Employment Agreement with Randall Cohn (incorporated by reference from our Registration Statement on Form SB-2/A filed on July 24, 2006)

10.52	Agreement and Mutual Release between Navitrak International Corporation and Joel Strickland (incorporated by reference from our Registration Statement on Form SB-2/A filed on July 24, 2006)
10.53

Amendment #3 dated June 8, 2006 to Atlantic Canada Opportunities Agency Business Development Program Contract (Project #183782) (incorporated by reference from our Registration Statement on Form SB-2/A filed on July 24, 2006)

10.54	Amendment #1 to Atlantic Innovation Fund Contract (Project #181836) (incorporated by reference from our Registration Statement on Form SB-2/A filed on July 24, 2006)
10.55	Amendment to Second Amendment and Restated Consulting Agreement with G. M. Capital Partners, Ltd. (incorporated by reference from our Registration Statement of Form SB-2/A filed on November 9, 2006)
10.56	Consulting Services Agreement with ASMI – Advance Systems Marketing International Inc. (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 29, 2006)
10.57*	Distributor Agreement dated effective December 15, 2006 with EuroAvionics Navigationssysteme GmbH & Co. KG **
10.58*	Dealer Agreement dated September 25, 2006 with Deep Development Corp. **
21.1

Subsidiaries of Navitrak International Corporation (incorporated by reference from our Registration Statement on Form SB-2 filed on December 30, 2005)

Navitrak Engineering Incorporated
Navitrak Sales Corporation
0705951 B.C. Ltd.

Navitrak Technologies Inc.

31.1*	Section 302 Certification of the Sarbanes-Oxley Act of 2002
31.2*	Section 302 Certification of the Sarbanes-Oxley Act of 2002
32.1*	Section 906 Certification of the Sarbanes-Oxley Act of 2002
32.2*	Section 906 Certification of the Sarbanes-Oxley Act of 2002

* Filed herewith

** Certain parts of this document have not been disclosed and have been filed separately with the Secretary, Securities and Exchange Commission, and is subject to a confidential treatment request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

Item 14.	Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by BDO Dunwoody LLP for professional services rendered for the audit of our annual financial statements, our SB-2 registration statement and related amendments, for review of our quarterly interim financial statements and in connection with statutory and regulatory filings were $237,999 for the year ended December 31, 2006 and $248,492 for the year ended December 31, 2005.

Audit Related Fees

For the year ended December 31, 2006, BDO Dunwoody LLP billed $nil for fees relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above and $nil for the year ended December 31, 2005.

Tax Fees

For the year ended December 31, 2006, BDO Dunwoody LLP billed $nil, for fees for tax compliance, tax advice and tax planning services and $nil for the year ended December 31, 2005.

We do not use BDO Dunwoody LLP for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage BDO Dunwoody LLP to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before an audit firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee; or
•

entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

Our audit committee pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the audit committee either before or after the respective services were rendered.

The audit committee has considered the nature and amount of fees billed by BDO Dunwoody LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining BDO Dunwoody LLP’s independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVITRAK INTERNATIONAL CORPORATION

a Nevada corporation

By: /s/ Robert Knight

Robert Knight, President and Director

(Principle Executive Officer)

Date: April 17, 2007

By: /s/ Richard Brown

Richard Brown, Chief Financial Officer and Director

(Principle Financial Officer and Principle Accounting Officer)

Date: April 17, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Robert Knight

Robert Knight, President and Director

(Principle Executive Officer)

April 17, 2007

By: /s/ Richard Brown

Richard Brown, Chief Financial Officer and Director

(Principle Financial Officer and Principal Accounting Officer)

April 17, 2007

By: /s/ Randle Barrington-Foote

Randle Barrington-Foote, Director

April 17, 2007