Form 10QSB
period 2007-03-31
Navitrak International Corp
filed 2007-05-15
CIK 1343259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2007

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to __________

Commission file number  000-52412

Navitrak International Corporation
(Exact name of small business issuer as specified in its charter)

Nevada	20-2437159
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

252 N. Washington Street, Falls Church, VA 22046
(Address of principal executive offices)

(888) 429-1438
(Issuer’s telephone number)

400-1190 Barrington Street, Halifax, NS B3H 2R4
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No [ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

66,952,430 common shares issued and outstanding as of May 15, 2007.

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):     Yes [ ]     No ☒

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

NAVITRAK INTERNATIONAL CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited – Expressed in US dollars)

MARCH 31, 2007 and DECEMBER 31, 2006

NAVITRAK INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited - Expressed in US dollars)

	March 31, 2007	December 31, 2006

ASSETS
Current
Cash (Note 3)	$ 88,547	$ 54,624
Accounts receivable	-	24,417
Inventory	317,544	310,039
Prepaid expenses and deposits	74,005	84,736
	480,096	473,816

Equipment	199,326	213,897
Investment in Invisa, Inc. (Note 4)	-	16,875

	$ 679,422	$ 704,588

LIABILITIES AND CAPITAL DEFICIT

Current
Accounts payable and accrued liabilities	$ 524,416	$ 331,772
Customer deposits	-	147,191
Payable to related parties (Note 5)	1,313,071	1,229,388
Advances payable (Note 6)	608,462	607,475
Bridge loans, shareholders	4,325	4,287
Current portion of long-term debt (Note 7)	2,037,655	1,910,418
	4,487,929	4,230,531

Long-term debt (Note 7)	215,750	214,190

	4,703,679	4,444,721
Capital deficit
Capital stock (Note 8)
Authorized
100,000,000 common shares, each with par value of $0.001
10,000,000 preferred shares, each with a par value of $0.001
Issued
66,952,430 (December 31, 2006 – 31,952,430) common shares	66,953	31,953
Additional paid-in capital	20,419,608	15,114,363
Shares to be issued (Note 8)	1,006,250	862,500
Accumulated other comprehensive loss – foreign currency translation	9,427	(3,780)
Accumulated deficit	(25,526,495)	(19,745,169)

	(4,024,257)	(3,740,133)

	$ 679,422	$ 704,588

The accompanying notes are an integral part of these consolidated interim financial statements.

NAVITRAK INTERNATIONAL CORPORATION

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

(Unaudited – Expressed in US dollars)

	Three-Month Period Ended March 31, 2007	Three-Month Period Ended March 31, 2006
		(Restated)*
REVENUE	$ 144,723	$ -

OPERATING COSTS AND EXPENSES
Cost of sales	147,441	4,676
General and administrative (Note 9)	607,759	1,054,314
Depreciation	16,166	254,324
Product development	163,357	194,443
Selling	85,548	20,094
	1,020,271	1,527,851

Loss from operations	(875,548)	(1,527,851)

OTHER ITEMS

Loss on sale of Investment in Invisa, Inc. (Note 4)	(2,329)	-
Foreign exchange loss	(1,259)	(395)
Interest expense, net	(2,190)	(1,004)
Loss on settlement of debt with issuance of shares (Note 8)	(4,900,000)

	(4,905,778)	(1,399)

Net loss for the period	$ (5,781,326)	$ (1,529,250)
Loss per share – basic and diluted	$ (0.13)	$ (0.05)
Weighted average shares outstanding – basic and diluted	44,785,763	30,702,430

*See Note 12

The accompanying notes are an integral part of these consolidated interim financial statements.

NAVITRAK INTERNATIONAL CORPORATION

CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited – Expressed in US dollars)

	Three-Month Period Ended March 31, 2007	Three-Month Period Ended March 31, 2006
(Restated)*

Net loss for the period	$ (5,781,326)	$ (1,529,250)

Foreign currency translation loss	13,207	3,724

Comprehensive loss for the period	$ (5,768,119)	$ (1,525,526)

*See Note 12

The accompanying notes are an integral part of these consolidated interim financial statements.

NAVITRAK INTERNATIONAL CORPORATION

CONSOLIDATED INTERIM STATEMENT OF CHANGES IN CAPITAL DEFICIT

(Unaudited – Expressed in US dollars)

Common Stock
Number of Shares	Amount	Additional Paid-in Capital	Shares to be issued	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance, January 1, 2007	31,952,430	$ 31,953	$ 15,114,363	$ 862,500	$ (19,745,169)	$ (3,780)	$ (3,740,133)
Shares issued for debt (Note 8)	35,000,000	35,000	5,215,000	-	-	-	5,250,000
Stock-based compensation (Note 8)	-	-	90,245	-	-	-	90,245
Shares to be issued (Note 8)	-	-	-	143,750	-	-	143,750
Net loss for the period	-	-	-	-	(5,781,326)	-	(5,781,326)
Foreign exchange translation	-	-	-	-	-	13,207	13,207
Balance, March 31, 2007, (unaudited)	66,952,430	$ 66,953	$ 20,419,608	$ 1,006,250	$ (25,526,495)	$ 9,427	$ (4,024,257)

The accompanying notes are an integral part of these consolidated interim financial statements.

NAVITRAK INTERNATIONAL CORPORATION

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited – Expressed in US dollars)

	Three-month Period Ended March 31, 2007	Three-month Period Ended March 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (5,781,326)	$ (1,529,250)
Adjustments to reconcile net loss for the period to cash used in operating activities
Accrued interest on advances (Note 6)	987	987
Loss on sale of investment (Note 4)	2,329	-
Loss on settlement of debt with issuance of shares	4,900,000	-
Depreciation and amortization	16,166	254,324
Stock-based compensation	90,245	603,428
Shares to be issued to one employee as per employment agreement	143,750	143,750
(Increase) decrease in prepaid expenses and deposits	10,731	(10,819)
Decrease in accounts receivable	24,417	-
Increase in tax credit refundable	-	(148,962)
Increase in inventory	(7,505)	(164,301)
Increase (decrease) in accounts payable and accrued liabilities	192,644	(63,614)
Decrease in customer deposits	(147,191)	-
Cash used in operating activities	(554,753)	(914,457)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(5,820)	(36,754)
Proceeds from advances payable	-	84,389
Proceeds from long-term debt	134,618	-
Proceeds from related party advances	433,683	378,067
Cash provided by financing activities	562,481	425,702

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(14,821)
Proceeds on sale of investments	14,546	-
Cash provided by (used in) investing activities	14,546	(14,821)

Net increase (decrease) in cash	22,274	(503,576)
Cash, beginning of period	54,624	521,987
Effect of foreign exchange on cash	11,649	3,557

Cash, end of the period	$ 88,547	$ 21,968

Supplemental Information:

Interest paid	$ 2,242	$ 17

The accompanying notes are an integral part of these consolidated interim financial statements.

NAVITRAK INTERNATIONAL CORPORATION

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited – Expressed in US dollars)

1.	COMPANY HISTORY AND NATURE OF OPERATIONS

The Company was incorporated in 1998 under the laws of the State of Nevada to engage in any lawful business or activity for which operations may be organized under the laws of the state of Nevada. Through a series of events and agreements, on November 12, 2004, the Company acquired the net assets of Navitrak International Corporation through the issuance of cash, notes payable and common shares. On May 18, 2004, the Company changed its name to Navitrak International Corporation. Effective May 21, 2007, the Company will change its name to VECTr Systems, Inc.

The Company is actively engaged in the business of developing, marketing and distributing advanced GPS-based navigation, mapping and tracking solutions for use by airborne and ground personnel in law enforcement, military, police, fire-fighting, search and rescue and other applications. These navigation systems provide real time positioning information through proprietary software, moving map display technology and location-based information.

Until recently, all of the Company's operational activities were conducted from its facilities in Halifax, Canada. The Company has recently opened an office in Falls Church, Virginia, from which it now conducts its U.S. operations. For financial statement purposes Navitrak International Corporation (the unrelated Canadian company) is the predecessor.

2.	SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Ability to Continue as a Going Concern

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, and include the accounts of the Company and its wholly owned subsidiaries, Navitrak Engineering Incorporated, Navitrak Technologies Inc. and 0705951 BC Ltd. All significant inter-company transactions have been eliminated on consolidation. Except for Navitrak Engineering Incorporated, the Company’s other subsidiaries are inactive.

These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2007, the Company has a working capital deficit of $4,007,833 (December 31, 2006 - $3,756,715), incurred a loss during the three months ended March 31, 2007 of $5,781,326 and has an accumulated deficit of $25,526,495 at March 31, 2007. The continuation of the Company is dependent upon the successful marketing and distribution of navigation systems and related products, the continuing support of creditors and stockholders as well as achieving and maintaining a profitable level of operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company had cash on hand of $88,547 at March 31, 2007. Management anticipates that it requires approximately $3 million over the next twelve months ended March 31, 2008 to continue operations. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will raise necessary cash through equity issuances and/or debt financing. Amounts raised will be used to continue the development of the Company's products, roll out the Company's products to market and for other working capital purposes.

NAVITRAK INTERNATIONAL CORPORATION

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited – Expressed in US dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Management cannot provide any assurances that the Company will be successful in any of its plans. However, management believes that the Company will be able to continue operations in the future. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Interim Financial Statements

The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2006 and December 31, 2005. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

New accounting pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FAS No. 109)” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, b) a reduction in a deferred tax asset or an increase in a deferred tax liability or c) both a and b. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS No. 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. This Interpretation is effective for fiscal years beginning after December 15, 2006. There were no material effects on the consolidated financial statements as a result of the implementation of this new standard.

NAVITRAK INTERNATIONAL CORPORATION

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited – Expressed in US dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

New accounting pronouncements (continued)

In September 2006, FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the provisions of FAS 157.

3.	CASH

Included in cash is $8,842 (December 31, 2006 - $52,918) denominated in Canadian dollars.

4.	INVESTMENT IN INVISA, INC.

The Company sold Invisa, Inc. shares for $14,546 in the first quarter of 2007 at a value of approximately $0.04 per share, resulting in a loss of $2,329 (2006 - $Nil) reflected in the Statement of Operations for the three-month periods ended March 31, 2007.

5.	PAYABLE TO RELATED PARTIES

	March 31, 2007 (Unaudited)	December 31, 2006
Knight Financial Ltd. (controlled by director)	$ 330,844	$ 114,316
G.M. Capital Partners Ltd. (major shareholder, Note 8)	962,011	1,095,011
Express Systems Corporation (common director)	3,000	3,000
Advances from other shareholders	17,216	17,061

	$ 1,313,071	$ 1,229,388

The above advances are unsecured, non-interest bearing and have no specific terms of repayment.

6.	ADVANCES PAYABLE

	March 31, 2007 (Unaudited)	December 31, 2006
1199684 Ontario Inc., advances and accrued interest	$ 217,462	$ 216,475
Tiger Eye Holdings Ltd.	150,000	150,000
Kallur Enterprises Ltd.	241,000	241,000
	$ 608,462	$ 607,475

NAVITRAK INTERNATIONAL CORPORATION

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited – Expressed in US dollars)

6.	ADVANCES PAYABLE (continued)

Of the initial advances received from 1199684 Ontario Inc, $50,000 bears interest at 8% per annum and $125,000 is non-interest bearing. The advances are unsecured and have no specific terms of repayment. Accrued interest on the advances for the three-month period ended March 31, 2007 totalled $987 (2006 - $987).

The advances received from Tiger Eye Holdings Ltd. and Kallur Enterprises Ltd. are non-interest bearing, unsecured and have no specific terms of repayment.

7.	LONG-TERM DEBT

	March 31, 2007 (Unaudited)	December 31, 2006

Atlantic Canada Opportunities Agency (“ACOA”) project funding loan, unsecured. The loan is non-interest bearing unless payments are past due, at which time interest is charged at the Bank of Canada discount rate plus 3% per annum. Repayment of principal was deferred to January 1, 2005, since then monthly principal payments are approximately $1,967 (CDN $2,274).

	$ 3,944	$ 9,757

ACOA project funding loan unsecured. The loan is non-interest bearing unless payments are past due, at which time interest is charged at the Bank of Canada discount rate plus 3% per annum. Repayment of principal is due in monthly instalments of approximately $7,192 (CDN$8,313) commencing July 1, 2007. The amount of funds available under this facility as at March 31, 2006 is approximately $435,000 (CDN$498,750). The Company is currently in default of certain of the financial covenants and therefore the debt is considered as due on demand.	388,334	270,002

ACOA project funding loan, unsecured and non-interest bearing. The loan is non-interest bearing unless payments are past due, at which time interest is charged at the Bank of Canada discount rate plus 3% per annum. The principal amount of the loan is repayable annually commencing September 1, 2008 at a rate equal to 5.0% of gross revenue. The maximum project funding under this facility is approximately $1,885,000 (CDN $2,100,000). The Company is currently in default of certain of the financial covenants and therefore the debt is considered as due on demand.	1,635,090	1,620,371

Program for Export Market Development (“PEMD”) project funding loan unsecured and non-interest bearing. The loan is repayable at a rate equal to 4% of sales to the USA. Arrears of $34,800 (CDN$40,021) are repayable in 39 monthly instalments of $892 (CDN$1,000) plus one instalment of $912 (CDN$1,021), commenced November 15, 2004. The Company started making quarterly payments of $2,595 (CDN$3,000) in late December 2005 to repay the loan.	45,470	45,061

Industrial Regional Assistance Program (“IRAP”) project funding loan, unsecured and non-interest bearing. The loan is repayable quarterly in arrears commenced January 1, 2005 at a rate equal to 1.25% of gross revenue. The Company paid all payments in the first quarter of 2006 relating to 1.25% of gross revenue for 2004 and 2005.	180,567	179,417
	2,253,405	2,124,608
Less: current portion	2,037,655	1,910,418
	$ 215,750	$ 214,190

NAVITRAK INTERNATIONAL CORPORATION

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited – Expressed in US dollars)

7.	LONG-TERM DEBT (continued)

Scheduled principal repayments until maturity are due as follows:

Remaining of fiscal year 2007	$ 259,525
2008	1,731,679
2009	96,589
2010	96,589
2011	69,023
$ 2,253,405

Included in the 2007 scheduled principal repayments is the full repayment of the IRAP project-funding loan. Principal repayments are based on 1.25% of gross revenue commencing January 1, 2005. Included in the 2008 scheduled principal repayments is the full repayment of the $1,635,090 ACOA project-funding loan. This loan has undefined principal repayments as the repayments are based on a percentage of sales, with the first payment commencing in the 2008 year.

The current portion of the long-term debt noted above is in excess of the scheduled principal repayments due in the next twelve months because a number of the loans are currently in default and have been classified on the Balance Sheet as current. All of the above project funding is subject to project verification and audit by the lending agency.

8.	CAPITAL STOCK

The employment agreement of an employee specifies that he is entitled to a bonus of 500,000 shares of common stock on each of June 30, 2006, June 30, 2007 and June 30, 2008 so long as he continues to be employed by the Company at those dates. Compensation expense associated with the bonus payments was determined based upon the quoted market price of the underlying common stock on the grant date and was being amortized on a straight-line basis over the requisite service period, which is the period from the date of grant to June 30, 2008. For the three months ended March 31, 2007, the Company has recognized $143,750 (2006 - $143,750) in respect of shares to be issued related to these bonus payments. As of March 31, 2007, there was $718,750 (December 31, 2006 - $862,500) of total unrecognized compensation cost related to these bonus payments. This unrecognized compensation cost is expected to be recognized over the remaining requisite service period of 15 months ending June 30, 2008.

In August 2006, the Company issued 960,000 units at a price of $0.75 per unit for aggregate gross proceeds of $720,000. Each unit was comprised of one common share and one-half of one non-transferable share purchase warrant, for a total of 480,000 whole share purchase warrants. Each whole share purchase warrant is fully vested exercisable into one common share of the Company’s common stock at an exercise price of $1.25 per share on or before August 28, 2008. A finder’s fee of $72,000 was accrued to GM Capital Partners Ltd. (Note 9) in respect of this transaction.

In December 2006, the Company issued 200,000 units at a price of $0.75 per unit for aggregate gross proceeds of $150,000. Each unit was comprised of one common share and one-half of one non-transferable share purchase warrant, for a total of 100,000 whole share purchase warrants. Each whole share purchase warrant is fully vested and exercisable into one common share of the Company’s common stock at an exercise price of $1.25 per share until July 24, 2008. A finder’s fee of $15,000 was accrued to GM Capital Partners Ltd. (Note 9) in respect of this transaction.

NAVITRAK INTERNATIONAL CORPORATION

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited – Expressed in US dollars)

8.	CAPITAL STOCK (continued)

In December 2006, the Company also issued 90,000 common shares at a price of $0.75 per share for aggregate gross proceeds of $67,500. A finder’s fee of $6,750 was accrued to GM Capital Partners Ltd. (Note 10) in respect of this transaction.

On February 27, 2007, the Company issued 35,000,000 common shares at a price of $0.01 per share for $350,000 debt of the related party payable (Note 5) to G.M. Capital Partners Ltd. The transaction was recorded at the quoted market price of $0.15 per share that resulted in a loss on settlement of debt of $4,900,000 in the first quarter of 2007.

Stock options

On September 27, 2005, the Company’s Board of Directors approved its 2005 Incentive Plan pursuant to which the Company may grant an aggregate of up to 4,000,000 common shares or options to purchase common shares to employees, consultants or directors of our company or of any of our subsidiaries. The purpose of the 2005 Incentive Plan is to give the Company the ability to motivate participants to contribute to our growth and profitability. The Company’s Board of Directors administers the 2005 Incentive Plan. It will continue in effect until the earlier of the (a) date that all of the securities that can be issued pursuant to its terms have been granted or (b) September 27, 2015.

Awards under its 2005 Incentive Plan will vest as determined by the Company’s Board of Directors and as established in stock option agreements to be entered into between the Company and each participant receiving an award. Options granted under the 2005 Incentive Plan will have a term of 10 years from the date of grant but are subject to earlier termination in the event of death, disability or the termination of the employment or consulting relationship.

The exercise price of options granted under our 2005 Incentive Plan shall be determined by the Company’s board of directors but shall not be less than 85% of the fair market value of the Company’s common stock on the grant date. (In the case of options granted to a holder of more than 10% of the Company’s common stock, the option price must not be less than 110% of the market value of the common stock on the grant date.)

Stock options become exercisable at dates determined by the Company’s Board of Directors at the time of granting the option.

Stock option transactions and the number of stock options outstanding are summarized as follows:

	Number of Options	Weighted Average Exercise Price ($USD)	Aggregate Intrinsic Value

Balance, December 31, 2005	4,720,000	$ 0.67
Cancelled	(230,000)	0.46
Forfeited	(120,000)	0.85

Balance, December 31, 2006	4,370,000	0.675
Cancelled	(340,000)	0.575
Forfeited	(40,000)	0.85
Balance March 31, 2007	3,990,000	$ 0.68	$ -

Options exercisable, as at March 31, 2007	3,365,000	$ 0.73	$ -
Options exercisable, as at December 31, 2006	3,450,000	$ 0.71

NAVITRAK INTERNATIONAL CORPORATION

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited – Expressed in US dollars)

8.	CAPITAL STOCK (continued)

Stock options (continued)

There were no options granted during the three-month period ended March 31, 2007 or during the year ended December 31, 2006.

On December 6, 2004, options to purchase 2,830,000 common shares were granted to directors, officers and employees under the Company’s 2004 Incentive Plan. One quarter of the options vested immediately and another 1/4 of the options vest every six months thereafter.

On June 1, 2005, the Company granted 1,500,000 stock options to an employee of the Company at an exercise price of $0.96 per share for a period of ten years. Of these options, 125,000 vested immediately upon grant and thereafter, 1/12 of the options vest every three months, which commenced on December 1, 2005. These options were granted pursuant to the Company’s 2005 Incentive Plan.

On September 1, 2005, the Company granted a further 820,000 stock options to various employees, directors, officers and consultants of the Company at an exercise price of $0.85 per share for a period of five years. One quarter of the options vested immediately and another 1/4 of the options vest every six months thereafter. These options were granted pursuant to the Company’s 2005 Incentive Plan.

The following stock options were outstanding at March 31, 2007:

Expiry date	Exercise Price	Number of Options

December 6, 2014 for 2004 Incentive Plan	$ 0.425	1,970,000
August 31, 2010 for 2005 Incentive Plan	$ 0.85	520,000
May 31, 2015 for 2005 Incentive Plan	$ 0.96	1,500,000

A summary of status of the Company’s unvested stock options as of March 31, 2007 and changes during the three-month period then ended is presented below:

	Number of Options	Weighted Average Exercise Price ($USD)	Weighted Average Grant Date Fair Value

Unvested at December 31, 2005	2,465,000	$ 0.67	$ 0.67
Vested	(1,425,000)	0.72	0.67
Forfeited	(120,000)	0.85	0.77

Unvested at December 31, 2006	920,000	0.56	0.65
Vested	(255,000)	0.90	0.77
Forfeited	(40,000)	0.85	0.77
Unvested at March 31, 2007	625,000	$ 0.40	$ 0.59

NAVITRAK INTERNATIONAL CORPORATION

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited – Expressed in US dollars)

8.	CAPITAL STOCK (continued)

Warrants

On December 1, 2004, the Company issued 4,000,000 share purchase warrants to a consultant for financial public relation services and other consulting services. 3,000,000 of these share purchase warrants initially vested on January 15, 2006, while the remaining 1,000,000 were to vest on September 15, 2006. 2,000,000 of the share purchase warrants (“First Engagement Warrant”) that vested on January 15, 2006 had an exercise price of $0.25 and were to expire on November 30, 2006. The balance of the share purchase warrants (“Second Engagement Warrant”) vested on January 15, 2006 with an exercise price of $0.50 and an expiration date of November 30, 2007. The 1,000,000 share purchase warrants (“Third Engagement Warrant”) that were to vest on September 15, 2006 have an exercise price of $1.00 and expire on November 30, 2009.

Effective September 16, 2006 the Company and the consultant entered into an agreement to extend the life of the First Engagement Warrants and the Second Engagement Warrants. As amended, the First Engagement Warrant gives the warrant holder the right to acquire 2,000,000 shares of the Company’s common stock at $0.25 per share for a period of one year from the date that the Securities and Exchange Commission declared the Company’s registration statement on Form SB-2 to be effective. That registration statement was declared effective January 23, 2007. Therefore, the right to exercise the First Engagement Warrant vested January 23, 2007. As amended, the Second Engagement Warrant gives the warrant holder the right to acquire 1,000,000 shares of the Company’s common stock at a price of $0.50 per share from the date that they vest (which is the date upon which the consultant purchases the last of the 2,000,000 common shares underlying the First Engagement Warrant) until November 30, 2008. Therefore, the right to exercise the Second Engagement Warrant can vest only after the consultant has purchased all 2,000,000 of the common shares underlying the First Engagement Warrant.

In 2005, the Company issued 5,944,000 units. Each unit was comprised of one share of the Company’s common stock and one-half of one non-transferable share purchase warrant, for a total of 2,972,000 whole share purchase warrants. Each whole share purchase warrant is exercisable into one common share of the Company’s common stock at an exercise price of $1.00 per share on or before June 14, 2007.

Warrant transactions and the number of warrants outstanding at March 31, 2007 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price ($USD)

Balance, December 31, 2005	6,972,000	$ 0.71
Granted	580,000	1.25

Balance, December 31, 2006	7,552,000	0.74
Granted	-	-
Balance, March 31, 2007	7,552,000	$ 0.74

Warrants exercisable, as at March 31, 2007	6,552,000	$ 0.80
Warrants exercisable, as at December 31, 2006	4,552,000	$ 1.04

NAVITRAK INTERNATIONAL CORPORATION

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited – Expressed in US dollars)

8.	CAPITAL STOCK (continued)

Warrants (continued)

Number of Warrants	Exercise Price	Expiry Date

2,000,000	$ 0.25	January 22, 2008
1,000,000	$ 0.50	January 22, 2010
1,000,000	$ 1.00	November 30, 2009
2,972,000	$ 1.00	June 14, 2007
480,000	$ 1.25	August 28, 2008
100,000	$ 1.25	July 24, 2008

Stock-based compensation

During the three month period ended March 31, 2007, 40,000 unvested options previously granted to employees with a weighted average exercise price of $0.85 were forfeited. During the year ended December 31, 2006, 120,000 unvested options granted to employees with a weighted average exercise price of $0.85 were forfeited. During the year ended December 31, 2005, 2,320,000 options were granted to employees and, 430,000 options previously granted to employees were forfeited.

As discussed in Note 2, compensation expense for options granted during the period is recognized in accordance with SFAS No. 123(R) which requires all options granted to be measured at fair value. Such compensation is amortized over the contract services period or, if none exists, from the date of grant until the options vest for non-employees. For employees, the compensation expense is amortized over the requisite service period which approximates the vesting period. Compensation associated with unvested options granted to non-employees is remeasured on each balance sheet date using the Black-Scholes option pricing model.

Expected volatilities are based on historical volatility of the Company’s stock using available data and other factors. The Company uses historical data to estimate option exercise, forfeiture and employees termination within the valuation model. For non-employees, the expected term of the options approximates the full term of the options.

An officer resigned from all of his positions with the Company, effective May 18, 2006 pursuant to an Agreement and Mutual Release which provides, among other terms, that the stock options that were available to the officer on May 18, 2006 will continue to be available until they expire on December 31, 2010. The modification of the options to the former officer resulted in additional compensation in 2006 of $157,621.

NAVITRAK INTERNATIONAL CORPORATION

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited – Expressed in US dollars)

8.	CAPITAL STOCK (continued)

Stock-based compensation (continued)

There were no options granted in the three-month period ended March 31, 2007 or in the year ended December 31, 2006. In respect to the options granted in 2004 and 2005, the Company charged to stock based compensation expense $75,955 during the three-month period ended March 31, 2007 (2006 - $382,004).

Options granted to non-employees that were unvested are subsequently remeasured at each balance sheet and vesting date using the fair value method. As of March 31, 2007, there was $124,980 (December 31, 2006 - $197,928) of total unrecognized compensation cost related to unvested share-based compensation awards in 2004 and 2005. This unrecognized compensation cost is expected to be recognized over a weighted-average period of one year. The total grant-date fair value of options vested during the three-month period ended March 31, 2007 and 2006 was $48,125 and $350,881 respectively.

Warrants

No compensation expense is required for the warrants issued during the year ended December 31, 2006 and 2005. Compensation expense for warrants issued in December 2004 was recognized in accordance with SFAS No. 123 (prior to the adoption of SFAS 123(R)) which requires such warrants to be measured at fair value using the Black-Scholes option pricing model. Such compensation is being amortized over the contract services period or, if none exists, from the date of grant until the options vest.

As discussed above, in September 2006 the Company and the consultant entered into an agreement to modify the vesting and expiration dates of the warrants. Additional compensation expense of $17,000 was recognized in respect of the modification based on the incremental increase in value of the warrants as a result of the modification. Such compensation relating to the incremental increase was recognized immediately upon modification. The fair value of the modified warrants was estimated at the date of modification using the fair value method prescribed in SFAS 123(R) with the following weighted average assumptions. Such compensation will be re-measured and charged to the Consolidated Statement of Operations on a quarterly basis until the warrants vest.

The total stock-based compensation recognized and charged to expense under the fair value method in respect of these warrants during the three-months ended March 31, 2007 was $14,290 (2006 - $221,423) using the Black-Scholes option-pricing model.

NAVITRAK INTERNATIONAL CORPORATION

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited – Expressed in US dollars)

9.	RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in these consolidated interim financial statements include:

a)     Management fees were accrued during the three-month period ended March 31, 2007 of $15,000 (2006 - $15,000) to two companies controlled by a director.

b)     The Company entered into a written consulting agreement with G.M. Capital Partners Ltd., effective December 1, 2004 (but amended and restated on October 27, 2005), pursuant to which G.M. Capital Partners Ltd. agreed to provide corporate counselling and advice. The agreement was for a 24 month term commencing December 1, 2004. The Company agreed to pay GM Capital Partners Ltd. an initial payment of $10,000 (paid in December 2004), and commencing after January 1, 2005, $10,000 per month. During the three-month period ended March 31, 2007, $30,000 (2006 - $30,000) in consulting fees were accrued to G.M. Capital Partners Ltd., pursuant to this agreement Although the agreement expired on December 1, 2006 and a formal extension has not yet been drafted, the parties orally agreed to extend the term of the agreement on a month-to-month basis.

G.M. Capital Partners Ltd. also received 4,000,000 share purchase warrants in 2004 in connection with the consulting agreement (Note 8). In addition, if during the twenty-four month period of the agreement, any extension thereof, or for a period of two years following the termination of the agreement, the Company consummates a financing, whether in the form of equity, cash or other consideration, with any person or entity directly or indirectly introduced to the Company by G.M. Capital Partners Ltd. then G.M. Capital Partners Ltd. is entitled to receive a finders fee equal to 10% of gross proceeds of the financing. The Company accrued finders fees for the three-month period ending March 31, 2007 of $17,000 (2006- $30,000).

The consulting agreement with G.M. Capital Partners Ltd. also specifies that if during the 24 month period of the agreement, any extension thereof, or for a period of two years following the termination of the agreement, the Company consummates a business combination with any person or entity directly or indirectly introduced to the Company by G.M. Capital Partners Ltd., G.M. Capital Partners Ltd. is entitled to additional compensation as follows: 5% of the 1st $1,000,000 of consideration paid; plus 4% of the 2nd $1,000,000 of consideration paid; plus 3% of the 3rd $1,000,000 of consideration paid; plus 2% of the 4th $1,000,000 of consideration paid; plus 1% of all consideration paid in excess of $5,000,000.

In the three months ended March 31, 2007, the Company received $170,000 in related party advances from G.M. Capital Partners Ltd. A finder’s fee of $17,000 was accrued to GM Capital Partners Ltd. in respect of this transaction.

c)     A director of the Company resigned all of his positions with the Company effective May 18, 2006. Pursuant to the Agreement and Mutual Release between the Company and this ex-director, which became effective on May 18, 2006, the Company agreed to pay the ex-director the sum of $131,685 (CDN $147,500). The amount still owing of $64,885 (CDN $75,000) as of March 31, 2007 was accrued in these consolidated interim financial statements (December 31, 2006 - $64,300 (CDN $75,000)).

The above transactions are in the normal course of operations and are recorded at amounts established and agreed to between the related parties.

NAVITRAK INTERNATIONAL CORPORATION

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited – Expressed in US dollars)

10.	SALES INFORMATION

Management has determined that it operates in one industry segment.

For the three months ended March 31, 2007 and 2006, the Company’s sales were distributed as follows:

	Three-Months Ended March 31 2007	Three-Months Ended March 31 2006

Canada	$ 144,723	$ -
United States	-	-

	$ 144,723	$ -

For the three-month period ended March 31, 2007 Canada sales were derived from one customer. No significant amounts were included in accounts receivable as at March 31, 2007.

11.	COMMITMENTS

(a)

The Company has entered into two lease agreements for new offices in Halifax and Washington. Minimum lease payments under the leases (excluding operating expenses) over the next four years are as follows:

Twelve months ended March 31
2008	$40,528
2009	$38,986
2010	$40,443
2011	$10,202

After July 1, 2007, provided that the Company is not in default of the Lease, the Company has the option to terminate the Halifax lease within a six-month period.

(b)

For certain of the Company’s employees, their employment agreement specifies that they are entitled to severance pay upon termination based on a pre-determined number of months salary. As at March 31, 2007, the obligation for the severance payments should they be terminated was approximately $16,000 (CDN $18,100) and $228,000 denominated in USD (March 31, 2006 - $353,000 (CDN $412,500) and $225,000 denominated in USD).

NAVITRAK INTERNATIONAL CORPORATION

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited – Expressed in US dollars)

12.	RESTATEMENTS

(a) Revision of Purchase Price of Predecessor

On November 12, 2004, the Company closed the acquisition agreement with Navitrak International Corporation (an unrelated Canadian company and the Company’s predecessor company) to acquire the net assets (excluding shares of certain of its inactive subsidiaries) in exchange for cash, debt, and the issuance of common shares. The acquisition was accounted for using the purchase method as the net assets acquired constituted the entire business of the predecessor company. Subsequent to the issuance of December 31, 2005 financial statements, management revisited the allocation of the purchase price among net assets acquired in respect of software and goodwill. The Company had previously allocated no value to computer software acquired and approximately $4.3 million to goodwill. As a result, the Company has restated its 2005 and 2004 consolidated financial statements assigning a determined value of $2,178,339 to software. The remaining excess of purchase price over fair value of identifiable assets attributable to goodwill was determined to be impaired. Accordingly, $2,120,866 was charged as an expense to the Company’s Consolidated Statement of Operations for the period from November 12, 2004 to December 31, 2004. The software is being amortized over its estimated useful life of two years.

(b) Recognition of additional stock-based compensation

Subsequent to the issuance of March 31, 2006 consolidated financial statements, the Company has corrected an error in the omission of stock-based compensation resulting from a contract with an employee (signed in 2005) that entitles the employee to bonus shares upon completion of a service period. The Company has now recognized stock-based compensation in the amount of $143,750 during the quarter ended March 31, 2006.

The following represents the Company’s net loss as previously reported and after giving effect to the restatement adjustments for the period ended March 31, 2006:

Three-Month Period Ended March 31, 2006

Net Loss for the period
As previously recorded	$ (1,150,508)
Amortization of acquired software upon revision to allocation of purchase price of Predecessor (a)	(234,992)
Recognition of additional stock-based compensation for shares due under bonus arrangement (b)	(143,750)
As restated	$ (1,529,250)

Loss per share – basic and diluted
As previously recorded	$ (0.04)
Amortization of acquired software upon revision to allocation of purchase price of Predecessor (a)	(0.01)
Recognition of additional stock-based compensation for shares due under bonus arrangement (b)	(0.00)
As restated	$ (0.05)

There was no impact on the Consolidated Statement of Cash Flows as a result of the restatements.

NAVITRAK INTERNATIONAL CORPORATION

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited – Expressed in US dollars)

13.	CONTINGENT LIABILITY

On November 29, 2006, a statement of claim was filed against the Company in the Ontario Superior Court of Justice by 1199684 Ontario Inc. and Ken Sawatzky alleging that they are owed money by the Company in respect of previous advances. The Company has previously recognized such advances as owing to 1199684 Ontario Inc. (Note 6) and has made payments on these advances accordingly. The amount claimed, which includes the amount already recognized by the Company, is $187,000 plus interest at 8% per annum from November 2003 until paid plus interest at 8% per annum on $63,000 from November 10, 2003 to August 9, 2005. The Company has retained counsel in Ontario and intends to vigorously defend this action, but at this time the ultimate outcome of the dispute is uncertain. Any additional amounts payable arising from this claim will be recognized in the period a negative outcome becomes likely.

14.	SUBSEQUENT EVENTS

(a)	1-for-100 reverse stock split

On March 2, 2007, a majority of the shareholders of the Company approved a consent resolution approving a 1-for-100 reverse split of the Company’s issued and outstanding common stock, whereby each holder of 100 shares of common stock will receive one (1) share of common stock for every one hundred (100) shares of common stock owned. This corporate action is subject to regulatory approval and is not yet effective.

(b)	Name change

On March 2, 2007, a majority of the shareholders of the Company approved a consent resolution approving an amendment to the Articles of Incorporation of the Company to effect a change of the name of the Company to VECTr Systems, Inc.

(c)	Additional related party advances

Subsequent to March 31, 2007, the Company has received approximately $240,000 in additional related party advances under terms similar to those set out in Note 5.

Item 2.	Management’s Discussion and Analysis and Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. Forward-looking statements are statements that relate to future events, future financial performance or are otherwise projections of future results. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section of this quarterly report on Form 10-QSB entitled “Risk Factors”, that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Unless otherwise specified in this quarterly report, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to shares of our common stock.

As used in this quarterly report, the terms “we”, “us”, “our”, and “Navitrak” means Navitrak International Corporation and our wholly owned subsidiaries, Navitrak Engineering Incorporated, 0705951 BC Ltd. and Navitrak Technologies, Inc., unless otherwise indicated.

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

Our predecessor company, the Canadian Navitrak International Corporation, had experienced declining sales over the years leading up to our acquisition of the business. This decline has continued during the two years since we acquired the business. We believe that this decline was and continues to be due primarily to the lack of camera integration and control functions in our early systems and to the failure of these systems to perform well in the rugged work environments where they were deployed. In addition, these early systems were essentially software only systems that required extensive customization for each application. Our earlier systems were the product of our effort to produce a proprietary system that would provide all of the required functionality from proprietary (or highly modified) components. Since our acquisition of the business we have realized that our historical focus on developing a system comprised solely of proprietary components has limited our ability to compete. Early in 2005 we realized that if we were to compete in the market we would need to shift away from a system comprised entirely of proprietary products in favor of a system that would integrate our most functional and reliable component – our proprietary software - with functional and reliable components made by other companies. This shift has resulted in the development of our current AeroNavitraker system, which integrates our software with selected sensors and other ‘off-the-shelf’ computer hardware manufactured by third parties. While we believe that our current system is more reliable in the field, more easily configured to our customers' airframes and avionics, requires far less on-site and job specific engineering and includes additional functionality, our sales have been minimal in the face of strong competition and our history of poor functionality and reliability.

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

On December 15, 2006, we entered into a distribution agreement with EuroAvionics Navigationssysteme GmbH & Co. KG, a German company with a facility in Stuttgart, Germany. In this distribution agreement, EuroAvionics granted to our company the exclusive right to sell and service its Euronav and Euronav M line of products under our new VECTr Systems brand in a territory comprised of North America, Central America, South America (with the exception of Venezuela) and all Caribbean countries that are not colonies of a European country (except Cuba). Certain EuroAvionics accounts with customers in our exclusive territory are excluded from this agreement.

EuroAvionics manufactures digital moving map and flight management systems similar to our AeroNavitraker but with a reputation for superior performance and reliability. We began to market the EuroAvionics systems at an industry event in March of 2007, though we have not yet sold any units. Over the next 12 months we plan to increase our efforts to market the EuroAvionics systems.

Plan of Operation and Cash Requirements

Overview

Our digital map software mainly runs on “commercial off-the-shelf”, or “COTS”, hardware components. We use commercial off-the-shelf hardware components to be able to capitalize on the latest advances in hardware design while optimizing the performance of our developed software and the value proposition to customers.

During the year ended December 31, 2006, we have addressed reliability problems with some of our systems that were sold by the predecessor company, examined alternative sources for more robust commercial off-the-shelf hardware, and begun a limited redesign of the one hardware element that a third party manufactures for us, the Video Annotation Unit. The Video Annotation Unit integrates third party commercial off-the-shelf components, including a PC104 single board computer. Our proprietary firmware operates on the single board computer. This firmware produces data that can be encoded into the video stream. None of the systems that we sold were returned for reliability issues, but we did incur costs in addressing the reliability issues. We anticipate that we will continue to address these reliability issues in the immediate future. In addition, we entered into agreements with EuroAvionics Navigationssysteme GmbH & Co. of Germany and Gatekeeper Systems LLC of British Columbia, Canada. Under these agreements we have the right to distribute the respective products of these two companies in North, South and Central America. At the date of this quarterly report on Form 10-QSB we have not yet had time to integrate these products into our business and cannot yet assess the impact that they will have on our future operations or revenues.

Industry Overview

The industry sector within which we compete is airborne surveillance and emergency response. We believe that sales in this sector will continue to grow. This belief is based on, among other things, the increased awareness of citizens of the United States for homeland security, which we believe should result in an increased demand for gimbal-stabilized cameras flown on various aircraft. Systems such as ours use gimbal-stabilized cameras to produce stable, clear, high resolution imagery captured from moving airborne platforms. The imaging units are stabilized by sophisticated gyro technology and contain a turret containing sophisticated micro-electronics. Our software provides the interfaces to display the data feed from the cameras onto digital moving maps providing the observer with an accurate geographical location of the aircraft on the map as well (with some of our systems) the geographical location of the view or foot print of the camera. The observer may also see a live video display on the screen relating the live video to the location on the digital map.

In addition, we believe the market for gimbal-stabilized electro-optic payloads (commonly known as cameras) has been evolving for about 20 years. We feel that our technology and the technology that we will represent as re-sellers have advanced to a level such that standards for an entire system, including integrated digital maps and camera control functions along with imagery payload can now be contemplated. We are supporting a de facto standardization of interfaces and functions. We believe that this standardization would optimize the value of our component technology and place our products in a favorable position relative to our competitors.

The absolute level of sales to date, for the years ended December 31, 2006 and December 31, 2005, have been below budget due to the nature of the long sales cycle to close orders (six months to a year for law enforcement and fire-fighting, two to three years for military sales) and the history of lack of functionality and questionable reliability of our older AeroNavitraker product. However we feel that we have made positive strides with existing and potential customers as well as entities that provide us with direct or indirect access to customers to increase our sales in the future. We do not have the short term resources in place to directly support these developing relationships and to provide the underlying confidence needed to generate sales. Furthermore, no assurance may be given that any of these steps will translate into sales for our company.

Cash Requirements

Presently, our revenues are not sufficient to meet operating and capital expenses and our company and our predecessor have incurred operating losses since inception, which are likely to continue for the foreseeable future. We anticipate that we will have negative cash flows during the twelve months ending April 30, 2008. Management intends to raise additional capital as needed to fund operations over the next twelve months. We intend to raise the capital required to satisfy our needs primarily through the sale of our equity securities or debt. To date, though, we do not have any such debt or equity financings in place nor are we in any negotiations for the sale of equity. We plan to restructure the Company as follows to facilitate the raising of the additional capital we need.

On February 26, 2007, our board of directors unanimously approved, and recommended that our stockholders approve, a 100-for-one reverse split of our issued and outstanding common stock and a change of our company’s name to VECTr Systems, Inc. Our board of directors believed that both the reverse split and the change of name were in our company’s best interest primarily for the following reasons:

(a)

Our common shares are currently listed for quotation on the Pink Sheets. Since early November of 2006 the price of our common shares on the Pink Sheets has declined from approximately $1.00 to less than $0.10 on consistently low volume. In addition, we owe approximately $4,700,000 to creditors and our debt has continued to increase over the past year, primarily as a result of insufficient revenue from operations. We need to raise money in addition to operating revenue in order to maintain our existing operations and to repay debt that is past due. Although we believe that we can continue to expand our sales and increase our revenues, revenues from our current sales are not adequate to fund our current operating needs. We believe that without a significant infusion of additional capital there is very little hope that our company will be in a position to fund operations and service debt until revenues from operations reach ‘break even’. A recent effort to determine the level of interest of our existing European investor population in an offering of common shares at a discount to the current market price failed to produce any positive result and we have been unable to identify a source of additional capital. We believe that the combination of low share price and substantial debt have made our company unattractive to prospective investors.

(b)

Our single largest creditor is G.M. Capital Partners Ltd. G.M. Capital Partners Ltd. has provided us with advice and assistance in respect of, among other things, raising capital since we entered into a written agreement with it in December of 2004. G.M. Capital Partners Ltd. has connections with European investors who have previously invested in our company. G.M. Capital Partners Ltd. is aware of both our need for additional capital and our inability to source it and has offered to help reorganize our capital structure in order to make our company more attractive to new investment. G.M. Capital Partners Ltd. has orally committed to help us sell between $3,000,000 and $7,000,000 worth of common shares at one dollar per share in a Regulation S offering but only if we first reorganize our capital structure in order to make our company more attractive to new investment. We believe, and G.M. Capital Partners Ltd. concurs, that our company would be more attractive to new investors if we were to roll-back the number of common shares that we have issued and outstanding. In addition, we believe that a roll-back will provide some incentive to one or more of our existing creditors to accept payment of their debt by way of common shares. Finally, we believe that a roll-back should help increase our share price in the short term, which may have the effect of increasing general interest in our common stock.

(c)

Recent sales have not been as successful as we had anticipated. We believe that this may be due primarily to a history of design, installation and reliability issues experienced by some of our prior customers with our legacy AeroNavitraker product. We have begun to arrange relationships with third parties whereby we hope to supplement sales of our legacy product with sales of other products. In this regard, we have begun to shift our business model to include the sale of products manufactured by others but sold by us either under the third party manufacturer’s brand name or under ‘private label’ arrangements. Our management believes that sales of these other products might be more successful if they were marketed and sold under a brand that is distinct from that of our legacy AeroNavitraker product. Primarily for this reason we have decided to change our name to VECTr Systems, Inc., although we currently intend to continue to sell our legacy product under the AeroNavitraker brand name. We chose the name VECTr Systems, Inc. for our new brand. This name does not, to our knowledge, have any history of its own, nor does it have any other connection to our company or any other person. The change of name does not signify any change in our business other than as described above.

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

Estimated Expenditures Required During the Next Twelve Months
Offering Costs	$ 300,000
Operating expenditures
Marketing & Sales	$ 600,000
General and Administrative	$1,000,000
Product development and deployment	$ 600,000
Working capital	$ 500,000
Total (including Offering Costs)	$3,000,000

At March 31, 2007, we had a working capital deficit of $4,007,833 and cash of $88,547. We expect that we will need to raise an additional $3,000,000 in order to fund our activities over the 12 month period ending March 31, 2008. We intend to raise these funds through the sale of our equity securities. There can be no assurance that we will be able to raise any of these funds.

We currently anticipate that we will generate revenues in the long-term, if we raise the capital needed to execute our business plan, as we increase our sales and marketing activities and our product development is completed and they gain industry acceptance. We have implemented cost control strategies and expect to keep our operating costs to a minimum until cash is available through financing or operating activities.

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

Financial Condition, Liquidity and Capital Resources

Net cash used in our operating activities for the three months ended March 31, 2007 was $554,753 as compared to $914,457 net cash used in our operating activities for the three months ended March 31, 2006, a decrease of $359,704. The decrease is attributable to higher operating expenditures in 2006 due to larger cash availability.

Net cash provided by our investing activities for the three months ended March 31, 2007 was $14,546 compared to $14,821 net cash used in our investing activities for the three months ended March 31, 2006, an increase of $29,367. The decrease relates to no purchase of equipment being made and the sale of investments in 2007.

Net cash provided by financing activated for the three months ended March 31, 2007 was $562,481 compared to $425,702 net cash provided by financing activities for the three months ended March 31, 2006, an increase of $136,779. The increase is attributable to financing from ACOA marketing project loan.

As of March 31, 2007 we had $88,547 cash on hand compared to $21,968 cash on hand as at March 31, 2006, an increase of $66,579.

Results of Operations.

Our net loss for the three months ended March 31, 2007 was $5,781,326 as compared to $1,529,250 during the three months ended March 31, 2006, an increase of $4,252,076 mostly attributable to the recognition of the loss for $4,900,000 on the settlement of debt to related party by issuance of shares at below market price. Minimal revenue was earned in 2007 but operating costs during that period were significantly lower. Our operating costs during the three months ended March 31, 2007 was $1,020,271 as compared to $1,527,851 during the three months ended March 31, 2006, a decrease of $507,580 as a result of a reduction of stock based compensation.

We incurred interest expense of $2,190 for the three months ended March 31, 2007 compared to interest expense of $1,004 incurred during the three months ended March 31, 2006.

Product Research and Development

During the three months ended March 31, 2007 and 2006, we spent $163,357 and $194,443, respectively, on research and development. The difference is attributable to personnel reduction in Canadian operation. Very little of our research and development costs are borne by customers.

Historically, our research and development costs and our costs of operations have been funded by the issuance of our common shares and by funding from Canadian government programs.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months.

Employees

As of March 31, 2007, we had 9 employees and four consultants engaged in various activities within our company including roles as managers, developers and administration. Six of our 9 employees are located in Canada. The remaining employees are located in the United States. We are not subject to any collective bargaining agreements and we consider relations with our employees to be excellent. During the next 12 months we plan to hire two additional employees for the provision of marketing and engineering services to be located in the United States.

Going Concern

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended December 31, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

There are no assurances that we will be able to obtain further funds required for our continued operations. As noted herein, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FAS No. 109)” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, b) a reduction in a deferred tax asset or an increase in a deferred tax liability or c) both a and b. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS No. 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. This Interpretation is effective for fiscal years beginning after December 15, 2006. There were no material effects on the consolidated financial statements as a result of the implementation of this new standard.

In September 2006, FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the provisions of FAS 157.

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

In September 2006, our management revisited the allocation of the purchase price among net assets of the predecessor company acquired in respect of software and goodwill. We had previously allocated no value to computer software acquired and approximately $4.3 million to goodwill. As a result, we restated our 2005 and 2004 consolidated financial statements, assigning a value of $2,178,339 to software. The useful life of this software was estimated at 2 years from the date of acquisition due to effects of obsolescence, technology and competition concerning this acquired software. The software is now fully amortized and no additional expenditures have met capitalization criteria.

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

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

RISKS RELATED TO OUR COMPANY

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

We incurred a net loss of $5,781,326 for the three months ended March 31, 2007 and $1,529,250 for the three months ended March 31, 2006. At March 31, 2007, we had an accumulated deficit of $25,526,495 and a working capital deficit of $4,007,833.

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

We currently spend approximately $250,000 per month on our operations and we estimate our cash requirements for the next 12 months to be approximately $3,000,000. We have received approximately $240,000 in related party advances subsequent to March 31, 2007. Unless we raise additional funds we will be unable to fund our operations with our current resources, including cash and our current loan resources, beyond May 31, 2007.

Our company has had negative cash flows from operations. For the three months ended March 31, 2007, we earned revenue from product sales of $144,723 compared to $Nil during the three months ended March 31, 2006. To date, we have incurred significant expenses in product development and administration in order to ready our products for market. As at March 31, 2007, we had cash and short-term investments of $88,547 and our current resources, including cash and loan proceeds that have been committed over the next few months by Atlantic Canada Opportunities Agency, are sufficient to fund our operations only until May 31, 2007. There is no assurance that our actual cash requirements will not exceed our estimates, and in any case we will require additional financing to bring our products into commercial operation, finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow. In particular, additional capital may be required in the event that:

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

During the period from November 2004 through March 2007, we defaulted on a number of our outstanding loans. In addition, we are currently in default under two of our existing loans. This history of defaulting on indebtedness may make it difficult for our company to raise money through the sale of debt or equity securities.

One of the primary sources for funding upon which we have depended in the past, and upon which we believe we will continue to depend for funding during the next 12 months, is the Atlantic Canada Opportunities Agency. This agency is focused on supporting the growth of companies like ours as part of its overall effort to stimulate growth in the economy of the Atlantic region of Canada. We currently have three outstanding loans from the Atlantic Canada Opportunities Agency, each of which was made with respect to a specific project. The loan agreements provide that payments do not commence until some period of time after the specific project has been completed but the lender has the right to accelerate all sums due under these loans if we are in default of any of the material covenants included in the loan agreements. From September 30, 2005 until December 1, 2005, we were in default of one of these loans due to our failure to complete the specified project by September 30, 2005, as required by the loan agreement. This default was cured on December 1, 2005, when we amended the loan agreement to extend the project’s completion date to September 30, 2006. From March 31, 2006 until May 18, 2006, we were in default of another of these loans due to our failure to complete that specified project by March 31, 2006, as required by the loan agreement. This default was cured on May 18, 2006, when we amended the loan agreement to extend the project’s completion date to March 31, 2007. We are currently negotiating another extension with the creditor.

Although we are current in making any periodic payments required under our loan agreements with the Atlantic Canada Opportunities Agency, we are currently in default of a covenant, contained in two of these loan agreements, that we maintain a minimum level of “Equity”. Because we are in default of this covenant to maintain a minimum level of “Equity”, the Atlantic Canada Opportunities Agency currently has the right to accelerate all sums due under these loans upon delivery to us of written notice. At March 31, 2007, we owed Atlantic Canada Opportunities Agency an aggregate amount, under all three of our loans from them, of $2,027,368. We are currently making payments on account of one of these loans (a monthly payment of approximately $2,200); payments on the other two loans are not due until July 1, 2007 and September 1, 2008, respectively, unless these loans are accelerated as the result of our failure to attain the required level of “Equity”. If the Atlantic Canada Opportunities Agency were to demand immediate payment on all of these loans because of our failure to attain the required level of Equity, we would then be obligated to pay $2,027,368 promptly. If we failed to pay this amount promptly after demand, the Atlantic Canada Opportunities Agency could initiate one or more actions to collect it. In addition, the Atlantic Canada Opportunities Agency could refuse to make any new loans to our company. If either of these should occur, our business could be adversely affected.

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

If we issue additional shares or decide to enter into joint ventures with other parties in order to raise financing or acquire other businesses through the sale of equity securities, investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. There are currently outstanding common shares to be issued and common share purchase warrants and options exercisable into obligations to issue 12,042,000 common shares, including those that may arise upon the issuance of bonus shares and the exercise of outstanding common share purchase warrants and options, which, if issued, would represent approximately 15% of our issued and outstanding shares. If all the bonus shares are issued and all of these warrants and options are exercised and the underlying shares are issued, such issuance will cause a reduction in the proportionate ownership and voting power of all other shareholders. The dilution may result in a decline in the price of our shares or a change in the control of our company.

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

Our common stock is not presently traded on any securities exchange, although our common shares are quoted on the over-the-counter market operated by Pink Sheets LLC. Quotations of our common stock on the Pink Sheets has been sporadic, as has trading volume, and the Pink Sheets LLC does not constitute a viable, established market for our common shares. The sale of a substantial number of shares of our common stock in any public market could cause a reduction in the market price of our common stock. We had 66,952,430 shares of our common stock issued and outstanding as of May 15, 2007.

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

The holders of the 7,552,000 outstanding share purchase warrants and 3,990,000 stock options have the right to exercise the share purchase warrants or stock options and receive shares of our common stock. Also, our General

Manager has the right to receive annual bonus shares as part of his compensation. If the holders exercise all or any number of their share purchase warrants or stock options and we issue all of the annual bonus shares, there will be dilution of your shares of our common stock.

The exercise of any or all of the share purchase warrants will result in dilution to the interests of other holders of our common stock since the holders may ultimately exercise all of the warrants and they may sell some or all of these shares into the public market. If the holders of all of the share purchase warrants and options exercised all of their share purchase warrants and options, then we would be required to issue an additional 11,542,000 shares of our common stock, which would represent approximately 15% of our issued and outstanding shares on May 15, 2007. In addition, we have in the past granted to our General Manager the right to receive annual bonus shares as part of his compensation during the term of his employment agreement with us. The issuance of these bonus shares will also result in dilution to the interest of other holders of our common stock.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As discussed in the notes to our audited financial statements for the years ended December 31, 2006 and December 31, 2005, we believe that we owe money to 1199684 Ontario Inc. Earlier this year, Ken Sawatzky advised us that he believes that our debt to 1199684 Ontario Inc. is actually owed to him and that the balance due is higher than we believe. In May 2006 we asked Mr. Sawatzky for evidence of the assignment of these loans to him and we provided him with a detailed calculation of the amount owed. Mr. Sawatzky’s response was to file a Statement of Claim against our company in the Ontario Superior Court of Justice on November 29, 2006. Mr. Sawatzky’s attorneys sent a copy of this Statement of Claim to our attorneys in British Columbia. We were served with this Statement of Claim (by service on our registered agent in Nevada) on December 4, 2006. The named plaintiffs in the Statement of Claim are Ken Sawatzky and 1199684 Ontario Inc. and the Court File number for this claim is 06-CU-323165PDI. The amount claimed is $187,000 plus interest at 8% from November 10, 2003 until paid, plus interest at 8% per annum on $63,000 from November 10, 2003 to August 9, 2005. We have retained counsel in Ontario and we intend to vigorously defend this action.

Except as set forth above, we know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or has a material interest adverse to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 27, 2007, a consultant to our company purchased 35,000,000 shares of our common stock for a purchase price of $350,000, or $0.01 per share. Payment was made by way of a reduction in the principal balance of debt owed by our company to the consultant. After this reduction, our company still owed to the consultant the sum of approximately $962,011 at March 31, 2007. Upon completion of this share purchase, the consultant became the registered owner of 35,016,412 shares of our common stock entitled to cast approximately 52.3% of the votes that may be cast by holders of issued and outstanding shares of our common stock. This consultant is not a U.S. person and the transaction was negotiated and completed outside of the United States. In issuing these securities we relied on Section 4(2) of the Securities Act of 1933, as amended, and on Regulation S promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On February 26, 2007, our board of directors unanimously approved, and they recommended that our stockholders approve, a 100-for-one reverse split of our issued and outstanding common stock and a change of our company’s name to VECTr Systems, Inc. Our board of directors concluded that the change of name and the reduction of the number of issued and outstanding shares of our common stock would better position our company to raise additional capital. On March 2, 2007, the holders of 36,994,586 issued and outstanding shares of our common stock, constituting approximately 55.25% of our issued and outstanding shares or common stock, approved both of these corporate changes. These matters, and the reasons why our board of directors considered them to be in the best interest of our company, are discussed in greater detail in the Information Statement on the Definitive Form 14C filed by our company with the Securities and Exchange Commission on April 30, 2007.

Item 5. Other Information.

Change in Control

On February 27, 2007, G.M. Capital Partners Ltd. purchased 35,000,000 shares of our common stock for a purchase price of $350,000, or $0.01 per share. Payment was made by way of a reduction in the principal balance of debt owed by our company to G.M. Capital Partners Ltd. After this reduction, our company still owes to G.M. Capital Partners Ltd. the sum of approximately $962,011 at March 31, 2007. Upon completion of this share purchase, G.M. Capital Partners Ltd. became the registered owner of 35,016,412 shares of our common stock entitled to case approximately 52.3% of the votes that may be cast by holders of issued and outstanding shares of our common stock. J.A. Michie, the Managing Director of G.M. Capital Partners Ltd., and Marc Angst, a director of G.M. Capital Partners Ltd., exercise dispositive and voting power with respect to the securities of our company that are registered in the name of G.M. Capital Partners Ltd.

We are unaware of any other contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 6. Exhibits.

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

10.54	Amendment #1 to Atlantic Innovation Fund Contract (Project #181836) (incorporated by reference from our Registration Statement on Form SB-2/A filed on July 24, 2006)
10.55	Amendment to Second Amendment and Restated Consulting Agreement with G. M. Capital Partners, Ltd. (incorporated by reference from our Registration Statement of Form SB-2/A filed on November 9, 2006)
10.56	Consulting Services Agreement with ASMI – Advance Systems Marketing International Inc. (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 29, 2006)
10.57	Distributor Agreement dated effective December 15, 2006 with EuroAvionics Navigationssysteme GmbH & Co. KG (incorporated by reference from our Annual Report on Form 10-KSB filed on April 18, 2007)**
10.58	Dealer Agreement dated September 25, 2006 with Deep Development Corp. (incorporated by reference from our Annual Report on Form 10-KSB filed on April 18, 2007) **
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

Date: May 15, 2007

By: /s/ Richard Brown

Richard Brown, Chief Financial Officer and Director

(Principle Financial Officer and Principle Accounting Officer)

Date: May 15, 2007.