Form 10QSB
period 2007-06-30
VECTr SYSTEMS INC
filed 2007-08-20
CIK 1343259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended  June 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from _________ to __________

                Commission file number 000-52412

VECTr Systems Inc.
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

12,719,533 common shares issued and outstanding as of August 3, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
(Check one): Yes [ ] No [X]

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

VECTr SYSTEMS INC.
(Formerly Navitrak International Corporation)

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - Expressed in US dollars)

JUNE 30, 2007 and DECEMBER 31, 2006

VECTr SYSTEMS INC. (Formerly Navitrak International Corporation)
CONSOLIDATED BALANCE SHEETS
(Unaudited - Expressed in US dollars)

	June 30, 2007	December 31, 2006

ASSETS
Current
Cash (Note 3)	$328,824	$54,624
Accounts receivable	751	24,417
Inventory	240,267	310,039
Prepaid expenses and deposits	127,449	84,736
	697,291	473,816

Equipment	199,185	213,897
Investment in Invisa, Inc. (Note 4)	-	16,875

	$896,476	$704,588

LIABILITIES AND CAPITAL DEFICIT

Current
Accounts payable and accrued liabilities	$289,189	$331,772
Customer deposits	34,669	147,191
Payable to related parties (Note 5)	694,322	1,229,388
Advances payable (Note 6)	784,459	607,475
Bridge loans, shareholders	4,720	4,287
Current portion of long-term debt (Note 7)	2,454,595	1,910,418
	4,261,954	4,230,531

Long-term debt (Note 7)	-	214,190

	4,261,954	4,444,721
Capital deficit
Capital stock (Note 8)
Authorized
100,000,000 common shares, each with par value of $0.001
10,000,000 preferred shares, each with a par value of $0.001
Issued
12,719,533 (December 31, 2006 - 319,533) common shares (a)	12,720	320
Additional paid-in capital (a)	48,283,821	15,145,996
Shares to be issued (Note 8)	1,150,000	862,500
Accumulated other comprehensive loss	(192,671)	(3,780)
Accumulated deficit	(52,619,348)	(19,745,169)

	(3,365,478)	(3,740,133)

	$896,476	$704,588

(a) Prior periods have been restated to reflect the 1 for 100 reverse stock split on May 21, 2007.

The accompanying notes are an integral part of these consolidated interim financial statements.

VECTr SYSTEMS INC. (Formerly Navitrak International Corporation)
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(Unaudited - Expressed in US dollars)

	Three-Month Period Ended June 30, 2007	Three-Month Period Ended June 30, 2006	Six-Month Period Ended June 30, 2007	Six-Month Period Ended June 30, 2006

REVENUE	$102,931	$149,065	$247,654	$149,065

OPERATING COSTS AND EXPENSES
Cost of sales	60,619	124,775	208,060	129,451
General and administrative (Note 9)	3,249,675	1,542,189	3,857,434	2,596,503
Depreciation	17,096	331,096	33,262	585,420
Product development	139,492	281,518	302,849	475,961
Selling	79,215	39,078	164,763	59,172
	3,546,097	2,318,656	4,566,368	3,846,507

Loss from operations	(3,443,166)	(2,169,591)	(4,318,714)	(3,697,442)

OTHER ITEMS
Loss on sale of Investment in Invisa, Inc. (Note 4)	-	-	(2,329)	-
Gain on sale of Investment in Maps a la Carte, Inc. (Note 4)	564,366	-	564,366	-
Foreign exchange loss	(10,607)	(5,297)	(11,866)	(5,692)
Interest expense, net	(3,046)	(989)	(5,236)	(1,993)
Loss on settlement of debt with issuance of shares (Note 8)	(24,200,400)	-	(29,100,400)	-

	(23,649,687)	(6,286)	(28,555,465)	(7,685)

Net loss for the period	$(27,092,853)	$(2,175,877)	$(32,874,179)	$(3,705,127)
Loss per share - basic and diluted (a)	$(4.55)	$(7.09)	$(10.17)	$(12.07)
Weighted average shares outstanding - basic and diluted (a)	5,957,445	307,024	3,233,978	307,024

(a) Prior periods have been restated to reflect the 1 for 100 reverse stock split on May 21, 2007.

The accompanying notes are an integral part of these consolidated interim financial statements.

VECTr SYSTEMS INC. (Formerly Navitrak International Corporation)
CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited - Expressed in US dollars)

	Three-Month Period Ended June 30, 2007	Three-Month Period Ended June 30, 2006	Six-Month Period Ended June 30, 2007	Six-Month Period Ended June 30, 2006

Net loss for the period	$(27,092,853)	$(2,175,877)	$(32,874,179)	$(3,705,127)

Unrealized gain on available-for sale investment	-	37,500	-	37,500
Foreign currency translation loss	(202,098)	(49,758)	(188,891)	(46,034)

Comprehensive loss for the period	$(27,294,951)	$(2,188,135)	$(33,063,070)	$(3,713,661)

The accompanying notes are an integral part of these consolidated interim financial statements.

VECTr SYSTEMS INC. (Formerly Navitrak International Corporation)
CONSOLIDATED INTERIM STATEMENT OF CHANGES IN CAPITAL DEFICIT
(Unaudited - Expressed in US dollars)

	Common Stock
	Number of Shares (a)	Amount(a)	Additional Paid-in Capital(a)	Shares to be issued	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance, January 1, 2007	319,533	$320	$15,145,996	$862,500	$(19,745,169)	$(3,780)	$(3,740,133)
Shares issued for debt (Note 8)	12,350,000	12,350	30,437,650	-	-	-	30,450,000
Shares issued for consulting services (Note 8)	50,000	50	119,950	-	-	-	120,000
Stock-based compensation (Note 8)	-	-	2,580,225	-	-	-	2,580,225
Shares to be issued (Note 8)	-	-	-	287,500	-	-	287,500
Net loss for the period	-	-	-	-	(32,874,179)	-	(32,874,179)
Foreign exchange translation	-	-	-	-	-	(188,891)	(188,891)
Balance, June 30, 2007	12,719,533	$12,720	$48,283,821	$1,150,000	$(52,619,348)	$(192,671)	$(3,365,478)

(a) The above schedule has been adjusted on a retroactive basis to reflect the 1 for 100 reverse stock split on May 21, 2007.

The accompanying notes are an integral part of these consolidated interim financial statements.

VECTr SYSTEMS INC. (Formerly Navitrak International Corporation)
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited - Expressed in US dollars)

	Six-month Period Ended June 30, 2007	Six-month Period Ended June 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(32,874,179)	$(3,705,127)
Adjustments to reconcile net loss for the period to cash used in operating activities
Accrued interest on advances (Note 6)	1,984	1,985
Write-down of inventory	39,000	9,000
Gain on sale of investment (Note 4)	(562,037)	-
Loss on settlement of debt with issuance of shares	29,100,400	-
Shares issued to consultant for services	120,000	-
Depreciation and amortization	33,262	585,420
Stock-based compensation	2,580,225	1,311,091
Shares to be issued to one employee as per employment agreement	287,500	450,000
(Increase) decrease in prepaid expenses and deposits	(42,713)	4,903
(Increase) decrease in accounts receivable	23,666	(153,000)
(Increase) decrease in inventory	30,772	(143,615)
Decrease in accounts payable and accrued liabilities	(42,583)	(37,705)
Decrease in customer deposits	(112,522)	-
Cash used in operating activities	(1,417,225)	(1,677,048)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(10,506)	(39,276)
Proceeds from advances payable	175,000	244,818
Proceeds from long-term debt	117,909	262,775
Proceeds from related party advances	814,534	863,548
Proceeds from shares to be issued	-	81,000
Cash provided by financing activities	1,096,937	1,412,865

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(707)	(50,751)
Proceeds on sale of investments	578,912	-
Cash provided by (used in) investing activities	578,205	(50,751)

Net increase (decrease) in cash	257,916	(314,934)
Cash, beginning of period	54,624	521,987
Effect of foreign exchange on cash	16,284	9,129

Cash, end of the period	$328,824	$216,182

Supplemental Information:

Interest paid	$5,291	$660
Non-cash investing and financing activities
Shares issued for settlement of debt	$30,450,000	$-

The accompanying notes are an integral part of these consolidated interim financial statements.

VECTr SYSTEMS INC. (Formerly Navitrak International Corporation)
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited - Expressed in US dollars)

1. COMPANY HISTORY AND NATURE OF OPERATIONS

The Company (formerly Navitrak International Corporation) was incorporated in 1998 under the laws of the State of Nevada to engage in any lawful business or activity for which operations may be organized under the laws of the state of Nevada. Through a series of events and agreements, on November 12, 2004, the Company acquired the net assets of Navitrak International Corporation through the issuance of cash, notes payable and common shares. On May 21, 2007, the Company changed its name to VECTr Systems, Inc. Also on May 21, 2007, the Company had effected a one (1) for one hundred (100) reverse stock split of its authorized as well as issued and outstanding common stock to all of the holders of its common shares who were holders on record on May 21, 2007. The effect of the reverse split has been applied on a retroactive basis to all related disclosures and calculations in these consolidated financial statements.

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

Until recently, all of the Company's operational activities were conducted from its facilities in Halifax, Canada. The Company has recently opened an office in Falls Church, Virginia, from which it now conducts its U.S. operations. For financial statement purposes Navitrak International Corporation (the unrelated Canadian company from whom the Company purchased the business in 2004) is the predecessor.

2.	SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Ability to Continue as a Going Concern

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, and include the accounts of the Company and its wholly owned subsidiaries, Vectr Engineering (Canada) Inc., Vectr Technologies Inc. and 0705951 BC Ltd. All significant inter-company transactions have been eliminated on consolidation. Except for Vectr Engineering (Canada) Inc., the Company’s other subsidiaries are inactive.

These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2007, the Company has a working capital deficit of $3,564,663 (December 31, 2006 - $3,756,715), incurred a loss during the six months ended June 30, 2007 of $32,874,179 and has an accumulated deficit of $52,619,348 at June 30, 2007. The continuation of the Company is dependent upon the successful marketing and distribution of navigation systems and related products, the continuing support of creditors and stockholders as well as achieving and maintaining a profitable level of operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company had cash on hand of $328,824 at June 30, 2007. Management anticipates that it requires approximately $3 million over the next twelve months ended June 30, 2008 to continue operations. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will raise necessary cash through equity issuances and/or debt financing. Amounts raised will be used to continue the development of the Company's products, roll out the Company's products to market and for other working capital purposes.

VECTr SYSTEMS INC. (Formerly Navitrak International Corporation)
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited - Expressed in US dollars)

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2006 and December 31, 2005 included in its annual report on Form 10-KSB. The Company follows the same accounting policies in the preparation of interim reports.

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

VECTr SYSTEMS INC. (Formerly Navitrak International Corporation)
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited - Expressed in US dollars)

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

3.	CASH

Included in cash is $173,599 (December 31, 2006 - $52,918) denominated in Canadian dollars.

4.	INVESTMENTS

The Company sold Invisa, Inc. shares for $14,546 in the first quarter of 2007 at a value of approximately $0.04 per share, resulting in a loss of $2,329 (2006 - $Nil). The Company sold its shares of Maps a la Carte, Inc., a private company, for $564,366 in the second quarter of 2007 at a value of approximately $2.38 per share. The shares were being carried at $Nil and thus resulted in a gain of $564,366 (2006 - $Nil).

5. PAYABLE TO RELATED PARTIES

	June 30, 2007	December 31, 2006
Knight Financial Ltd. (controlled by director)	$411,369	$114,316
G.M. Capital Partners Ltd. (major shareholder, Note 8)	261,167	1,095,011
Express Systems Corporation (common director)	3,000	3,000
Advances from other shareholders	18,786	17,061

	$694,322	$1,229,388

The above advances are unsecured, non-interest bearing and have no specific terms of repayment.

VECTr SYSTEMS INC. (Formerly Navitrak International Corporation)
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited - Expressed in US dollars)

6. ADVANCES PAYABLE

	June 30, 2007	December 31, 2006
1199684 Ontario Inc., advances and accrued interest	$218,459	$216,475
Tiger Eye Holdings Ltd.	150,000	150,000
Kallur Enterprises Ltd.	416,000	241,000
	$784,459	$607,475

Of the initial advances received from 1199684 Ontario Inc, $50,000 bore interest at 8% per annum and $125,000 was non-interest bearing. The advances are unsecured and have no specific terms of repayment. Accrued interest on the advances for the three and six months period ended June 30, 2007 totalled $997 and $1,984 (2006 - $998 and $1,985), respectively. (Note 12)

The advances received from Tiger Eye Holdings Ltd. and Kallur Enterprises Ltd. are non-interest bearing, unsecured and have no specific terms of repayment.

7. LONG-TERM DEBT

	June 30, 2007	December 31, 2006

Atlantic Canada Opportunities Agency (“ACOA”) project funding loan, unsecured. The loan was non-interest bearing unless payments were past due, at which time interest was charged at the Bank of Canada discount rate plus 3% per annum. Repayment of principal was deferred to January 1, 2005, since then monthly principal payments were approximately $1,967 (CDN $2,274). The loan was repaid in full in May 2007.	$ -	$ 9,757

ACOA project funding loan unsecured. The loan is non-interest bearing unless payments are past due, at which time interest is charged at the Bank of Canada discount rate plus 3% per annum. Repayment of principal is due in monthly instalments of approximately $7,848 (CDN$8,313) commencing July 1, 2007. The amount of funds available under this facility as at June 30, 2007 is approximately $470,000 (CDN$498,750). The Company is currently in default of certain of the financial covenants and therefore the debt is considered as due on demand.	423,747	270,002

ACOA project funding loan, unsecured and non-interest bearing. The loan is non-interest bearing unless payments are past due, at which time interest is charged at the Bank of Canada discount rate plus 3% per annum. The principal amount of the loan is repayable annually commencing September 1, 2008 at a rate equal to 5.0% of gross revenue. The maximum project funding under this facility is approximately $1,885,000 (CDN $2,100,000). The Company is currently in default of certain of the financial covenants and therefore the debt is considered as due on demand.	1,784,197	1,620,371

Program for Export Market Development (“PEMD”) project funding loan unsecured and non-interest bearing. The loan is repayable at a rate equal to 4% of sales to the USA. Arrears of $34,800 (CDN$40,021) are repayable in 39 monthly instalments of $892 (CDN$1,000) plus one instalment of $912 (CDN$1,021), which commenced November 15, 2004. The Company started making quarterly payments of $2,832 (CDN$3,000) in late December 2005 to repay the loan. The Company is currently in default of certain of the financial covenants and therefore the debt is considered as due on demand.	49,617	45,061

VECTr SYSTEMS INC. (Formerly Navitrak International Corporation)
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited - Expressed in US dollars)

7. LONG-TERM DEBT (continued)

Industrial Regional Assistance Program (“IRAP”) project funding loan, unsecured and non-interest bearing. The loan is repayable quarterly in arrears commenced January 1, 2005 at a rate equal to 1.25% of gross revenue. The Company paid all payments in the first quarter of 2006 relating to 1.25% of gross revenue for 2004 and 2005. The Company is currently in default of certain of the financial covenants and therefore the debt is considered as due on demand.	197,034	179,417
	2,454,595	2,124,608
Less: current portion	2,454,595	1,910,418
	$ -	$ 214,190

Scheduled principal repayments until maturity are due as follows:

Remaining of fiscal year 2007	$ 302,534
2008	1,889,697
2009	105,500
2010	105,500
2011	51,364
$ 2,454,595

Included in the 2007 scheduled principal repayments is the full repayment of the IRAP project-funding loan. Principal repayments are based on 1.25% of gross revenue commencing January 1, 2005. Included in the 2008 scheduled principal repayments is the full repayment of the $1,784,197 ACOA project-funding loan. This loan has undefined principal repayments as the repayments are based on a percentage of sales, with the first payment commencing in the 2008 year.

The current portion of the long-term debt noted above is in excess of the scheduled principal repayments due in the next twelve months because all of the loans are currently in default and have been classified on the Balance Sheet as current. All of the above project funding is subject to project verification and audit by the lending agency.

8. CAPITAL STOCK

In May 21, 2007, the Company had effected a one (1) for one hundred (100) reverse stock split of its authorized and issued and outstanding common stock to all of the holders of its common shares who were holders of record on May 21, 2007.

During the period ended June 30, 2007 and the year ended December 31, 2006; the Company completed the following share transactions not disclosed elsewhere in these consolidated financial statements:

VECTr SYSTEMS INC. (Formerly Navitrak International Corporation)
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited - Expressed in US dollars)

8. CAPITAL STOCK (continued)

The employment agreement of an employee specifies that he is entitled to a bonus of 5,000 shares of common stock on each of June 30, 2006 (not yet issued), June 30, 2007 (not yet issued) and June 30, 2008 for a total of 15,000 shares so long as he continues to be employed by the Company at those dates. Compensation expense associated with the bonus payments was determined based upon the quoted market price of the underlying common stock on the grant date and was being amortized on a straight-line basis over the requisite service period, which is the period from the date of grant to June 30, 2008. For the three and six months ended June 30, 2007, the Company has recognized $143,750 and $287,500 (2006 - $143,750 and $287,500) in respect of shares to be issued related to these bonus payments. As of June 30, 2007, there was $575,000 (December 31, 2006 - $862,500) of total unrecognized compensation cost related to these bonus payments. This unrecognized compensation cost is expected to be recognized over the remaining requisite service period of 12 months ending June 30, 2008.

On February 27, 2007, the Company issued 350,000 common shares in settlement of $350,000 debt of the related party payable (Note 5) to G.M. Capital Partners Ltd. The transaction was recorded at the quoted market price of $15 per share that resulted in a loss on settlement of debt of $4,900,000 in 2007.

On May 25, 2007, the Company issued 12,000,000 common shares in settlement of $999,600 debt of the related party payable (Note 5) to G.M. Capital Partners Ltd. The transaction was recorded at the quoted market price of $2.10 per share that resulted in a loss on settlement of debt of $24,200,400 in 2007.

On June 6, 2007, the Company issued 50,000 common shares for consulting services as per agreement with an investment banking firm. The common shares were recorded using the quoted market value of $2.40 per share on the issuance date resulting in an expense of $120,000.

Stock options

On May 22, 2007, the Company’s Board of Directors approved its 2007 Incentive Plan pursuant to which the Company may grant an aggregate of up to 6,000,000 common shares or options to purchase common shares to employees, consultants or directors of our company or of any of our subsidiaries. It will continue in effect until the earlier of (a) the date that all of the securities that can be issued pursuant to its terms have been granted or (b) May 22, 2017.

On September 27, 2005, the Company’s Board of Directors approved its 2005 Incentive Plan pursuant to which the Company may grant an aggregate of up to 40,000 common shares or options to purchase common shares to employees, consultants or directors of our company or of any of our subsidiaries. It will continue in effect until the earlier of (a) the date that all of the securities that can be issued pursuant to its terms have been granted or (b) September 27, 2015.

Awards under the above Incentive Plans will vest as determined by the Company’s Board of Directors and as established in stock option agreements to be entered into between the Company and each participant receiving an award. Options granted under the above Incentive Plans will have a term of 10 years from the date of grant but are subject to earlier termination in the event of death, disability or the termination of the employment or consulting relationship. The exercise price of options granted under the above Incentive Plan shall be determined by the Company’s board of directors but shall not be less than 85% of the fair market value of the Company’s common stock on the grant date. (In the case of options granted to a holder of more than 10% of the Company’s common stock, the option price must not be less than 110% of the market value of the common stock on the grant date).

VECTr SYSTEMS INC. (Formerly Navitrak International Corporation)
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited - Expressed in US dollars)

8. CAPITAL STOCK (continued)

Stock options (continued)

There were no options granted in the year ended December 31, 2006. For the three and six months periods ended June 30, 2007, 3,800,000 options were granted to directors and one employee under the Company’s 2007 Incentive Plan. One quarter of these options granted vested immediately and the remaining three quarters of these options granted vest in one quarter increments every six months thereafter.

Stock option transactions and the number of stock options outstanding are summarized as follows:

	Number of Options	Weighted Average Exercise Price ($USD)	Aggregate Intrinsic Value

Balance, December 31, 2005	47,200	$67.00
Cancelled	(2,300)	46.00
Forfeited	(1,200)	85.00

Balance, December 31, 2006	43,700	67.50
Granted	3,800,000	0.71
Cancelled	(3,400)	57.50
Forfeited	(400)	85.00
Balance June 30, 2007	3,839,900	$1.41	$1.59

Options exercisable, as at June 30, 2007	989,900	$3.70	$-
Options exercisable, as at December 31, 2006	34,500	$71.00

There were no options granted during the year ended December 31, 2006.

The following stock options were outstanding at June 30, 2007:

Expiry date	Exercise Price	Number of Options

December 6, 2014 for 2004 Incentive Plan	$42.50	19,700
August 31, 2010 for 2005 Incentive Plan	$85.00	5,200
May 31, 2015 for 2005 Incentive Plan	$96.00	15,000
May 11,2017 for 2007 Incentive Plan	$0.25	1,750,000
May 29, 2017 for 2007 Incentive Plan	$1.10	2,050,000

A summary of status of the Company’s unvested stock options as of June 30, 2007 and changes during the six-month period then ended is presented below:

	Number of Options	Weighted Average Exercise Price ($USD	)	Weighted Average Grant Date Fair Value

Unvested at December 31, 2005	24,650	$67.00		$67.00
Vested	(14,250)	72.00		67.00
Forfeited	(1,200)	85.00		77.00

Unvested at December 31, 2006	9,200	56.00		65.00
Granted	3,800,000	0.71		2.10
Vested	(958,800)	1.57		2.79
Forfeited	(400)	85.00		77.00
Unvested at June 30, 2007	2,850,000	$0.59		$2.06

VECTr SYSTEMS INC. (Formerly Navitrak International Corporation)
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited - Expressed in US dollars)

8.	CAPITAL STOCK (continued)

Warrants

On December 1, 2004, the Company issued 40,000 share purchase warrants to a consultant for financial public relation services and other consulting services. 30,000 of these share purchase warrants initially vested on January 15, 2006, while the remaining 10,000 were to vest on September 15, 2006. 20,000 of the share purchase warrants (“First Engagement Warrant”) that vested on January 15, 2006 had an exercise price of $25 and were to expire on November 30, 2006. The balance of the share purchase warrants (“Second Engagement Warrant”) vested on January 15, 2006 with an exercise price of $50 and an expiration date of November 30, 2007. The 10,000 share purchase warrants (“Third Engagement Warrant”) that were to vest on September 15, 2006 have an exercise price of $100 and expire on November 30, 2009.

Effective September 16, 2006 the Company and the consultant entered into an agreement to extend the life of the First Engagement Warrants and the Second Engagement Warrants. As amended, the First Engagement Warrant gives the warrant holder the right to acquire 20,000 shares of the Company’s common stock at $25 per share for a period of one year from the date that the Securities and Exchange Commission declared the Company’s registration statement on Form SB-2 to be effective. That registration statement was declared effective January 23, 2007. Therefore, the right to exercise the First Engagement Warrant vested January 23, 2007. As amended, the Second Engagement Warrant gives the warrant holder the right to acquire 10,000 shares of the Company’s common stock at a price of $50 per share from the date that they vest (which is the date upon which the consultant purchases the last of the 20,000 common shares underlying the First Engagement Warrant) until November 30, 2008. Therefore, the right to exercise the Second Engagement Warrant can vest only after the consultant has purchased all 20,000 of the common shares underlying the First Engagement Warrant.

Warrant transactions and the number of warrants outstanding at June 30, 2007 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price ($USD)

Balance, December 31, 2005	69,720	$71.00
Issued	5,800	125.00

Balance, December 31, 2006	75,520	74.00
Expired	(29,720)	100.00
Balance, June 30, 2007	45,800	$57.12

Warrants exercisable, as at June 30, 2007	35,800	$63.40
Warrants exercisable, as at December 31, 2006	45,520	$104.00

Number of Warrants	Exercise Price	Expiry Date

20,000	$ 25.00	January 22, 2008
10,000	$ 50.00	January 22, 2010
10,000	$ 100.00	November 30, 2009
4,800	$ 125.00	August 28, 2008
1,000	$ 125.00	July 24, 2008

VECTr SYSTEMS INC. (Formerly Navitrak International Corporation)
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited - Expressed in US dollars)

8.  CAPITAL STOCK (continued)

Stock-based compensation

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

An officer resigned from all of his positions with the Company, effective May 18, 2006 pursuant to an Agreement and Mutual Release which provides, among other terms, that the stock options that were available to the officer on May 18, 2006 will continue to be available until they expire on December 31, 2010. The modification of the options to the former officer resulted in additional compensation of $157,621 during the six months period ended June 30, 2006.

For options granted in 2007, stock based compensation was calculated using the Black Scholes Option Pricing Model using the following weighted average assumptions: dividend yield of 0%, expected volatility of 183%, risk-free interest rate of 4.88% and an expected life of 10 years. In respect to the options granted in 2004, 2005 and 2007, during the three and six months period ended June 30, 2007, the Company charged to stock based compensation expense $2,489,980 and $2,565,935 (2006 - $279,505 and $661,509).

Options granted to non-employees that were unvested are subsequently remeasured at each balance sheet and vesting date using the fair value method. As of June 30, 2007, there was $4,408,021 (December 31, 2006 - $197,928) of total unrecognized compensation cost related to unvested share-based compensation awards in 2004, 2005 and 2007. The total grant-date fair value of options vested during the six-month period ended June 30, 2007 and 2006 was $2,675,052 and $448,219 respectively.

VECTr SYSTEMS INC. (Formerly Navitrak International Corporation)
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited - Expressed in US dollars)

8.  CAPITAL STOCK (continued)

Stock-based compensation (continued)

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

As discussed above, in September 2006 the Company and the consultant entered into an agreement to modify the vesting and expiration dates of the warrants. Additional compensation expense of $17,000 was recognized in the year ended December 31, 2006 in respect of the modification based on the incremental increase in value of the warrants as a result of the modification. Such compensation relating to the incremental increase was recognized immediately upon modification. The fair value of the modified warrants was estimated at the date of modification using the fair value method prescribed in SFAS 123(R) with the following weighted average assumptions. Such compensation will be re-measured and charged to the Consolidated Statement of Operations on a quarterly basis until the warrants vest.

The total stock-based compensation recognized and charged to expense under the fair value method in respect of these warrants during the three and six months ended June 30, 2007 was $Nil and $14,290  (2006 - $270,538 and $491,961) using the Black-Scholes option-pricing model.

9. RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in these consolidated interim financial statements include:

a)  Management fees were accrued during the three and six months period ended June 30, 2007 of $15,000 and $30,000 (2006 - $15,000 and $30,000) to two companies controlled by a director.

b)  The Company entered into a written consulting agreement with G.M. Capital Partners Ltd., effective December 1, 2004 (but amended and restated on October 27, 2005), pursuant to which G.M. Capital Partners Ltd. agreed to provide corporate counselling and advice. The agreement was for a 24 month term commencing December 1, 2004. The Company agreed to pay GM Capital Partners Ltd. an initial payment of $10,000 (paid in December 2004), and commencing after January 1, 2005, $10,000 per month. During the three and six months period ended June 30, 2007, $30,000 and $60,000 (2006 - $30,000 and $60,000) in consulting fees were accrued to G.M. Capital Partners Ltd., pursuant to this agreement Although the agreement expired on December 1, 2006 and a formal extension has not yet been drafted, the parties orally agreed to extend the term of the agreement on a month-to-month basis.

G.M. Capital Partners Ltd. also received 40,000 share purchase warrants in 2004 in connection with the consulting agreement (Note 8). In addition, if during the twenty-four month period of the agreement, any extension thereof, or for a period of two years following the termination of the agreement, the Company consummates a financing, whether in the form of equity, cash or other consideration, with any person or entity directly or indirectly introduced to the Company by G.M. Capital Partners Ltd. then G.M. Capital Partners Ltd. is entitled to receive a finders fee equal to 10% of gross proceeds of the financing.

VECTr SYSTEMS INC. (Formerly Navitrak International Corporation)
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited - Expressed in US dollars)

9. RELATED PARTY TRANSACTIONS (continued)

In the three and six months ended June 30, 2007, the Company received $235,000 and $405,000 (2006 - $470,000 and $770,000) in related party advances from G.M. Capital Partners Ltd. During the three and six months ended June 30, 2007, the Company recorded finder’s fees for $23,500 and $40,500 (2006 - $47,000 and $77,000) to consulting fees for GM Capital Partners Ltd. in respect of these advances.

The consulting agreement with G.M. Capital Partners Ltd. also specifies that if during the 24 month period of the agreement, any extension thereof, or for a period of two years following the termination of the agreement, the Company consummates a business combination with any person or entity directly or indirectly introduced to the Company by G.M. Capital Partners Ltd., G.M. Capital Partners Ltd. is entitled to additional compensation as follows: 5% of the 1st $10,000 of consideration paid; plus 4% of the 2nd $10,000 of consideration paid; plus 3% of the 3rd $10,000 of consideration paid; plus 2% of the 4th $10,000 of consideration paid; plus 1% of all consideration paid in excess of $5,000,000.

c)  A director of the Company resigned all of his positions with the Company effective May 18, 2006. Pursuant to the Agreement and Mutual Release between the Company and this ex-director, which became effective on May 18, 2006, the Company agreed to pay the ex-director the sum of $131,685 (CDN $147,500). The amount still owing of $47,201 (CDN $50,000) as of June 30, 2007 was accrued in these consolidated interim financial statements (December 31, 2006 - $64,300 (CDN $75,000)).

The above transactions are in the normal course of operations and are recorded at amounts established and agreed to between the related parties.

10. SALES INFORMATION

Management has determined that it operates in one industry segment.

For the three and six months ended June 30, 2007 and 2006, the Company’s sales were distributed as follows:

	Three-Months Ended June 30 2007	Three-Months Ended June 30 2006	Six-Months Ended June 30 2007	Six-Months Ended June 30 2006

Canada	$102,931	$-	$247,654	$-
United States	-	149,065	-	149,065

	$102,931	$149,065	$247,654	$149,065

For the three and six months period ended June 30, 2007 sales were derived from one customer. No significant amounts were included in accounts receivable as at June 30, 2007. For the three and six months period June 30, 2006 sales were derived from one US government agency.

VECTr SYSTEMS INC. (Formerly Navitrak International Corporation)
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited - Expressed in US dollars)

11.    COMMITMENTS

(a)	The Company has two lease agreements for offices in Halifax and Washington. Minimum lease payments under the leases (excluding operating expenses) over the next five years are as follows:

Twelve months ended June 30
2008	$23,674

The Company has exercised the option to terminate the Halifax lease on July 1, 2007 within a six months period; therefore the lease will be terminated December 31, 2007. The Washington lease operates on a month-to-month basis and, therefore, has no long-term commitment.

(b)
For certain of the Company’s employees, their employment agreement specifies that they are entitled to severance pay upon termination based on a pre-determined number of months salary. As at June 30, 2007, the obligation for the severance payments should they be terminated was approximately $17,000 (CDN $18,100) and $228,000 denominated in USD (June 30, 2006 - $223,000 (CDN $249,500) and $225,000 denominated in USD).

12.    LAWSUIT

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

On July 19, 2007, the above parties settled this dispute and have agreed that the Company shall pay $200,000 ($25,000, $60,000, $60,000 and $55,000 on July 19, 2007, July 31, 2007, August 19, 2007; and September 29, 2007, respectively). In the event that the Company fails to make a payment as described above, it will be liable to pay the accrued amount of $218,459 (Note 6). Both July payments have been made.

13.    SUBSEQUENT EVENTS

On July 23, 2007, the Company’s board approved a plan for the issuance of 3,500,000 warrants to the related party, GM Capital Partners Ltd as part of their compensation package. The warrants will be priced as follows: 1,000,000 units at $1.00 per share; 1,000,000 units at $1.50 per share; 750,000 units at $2.00 per share; and 750,000 units at $2.50 per share.

On August 13, 2007, 300,000 options were granted to one employee under the Company’s 2007 Incentive Plan. The options are priced as follows: 200,000 units at $1.00 per share; and 100,000 units at $0.25 per share.

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

As used in this quarterly report, the terms “we”, “us”, “our”, and “VECTr” means VECTr Systems Inc. and our wholly owned subsidiaries, Vectr Engineering (Canada) Incorporated, 0705951 BC Ltd. and VECTr Technologies, Inc., unless otherwise indicated.

Our Current Business

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

Our predecessor company, the Canadian Navitrak International Corporation, had experienced declining sales over the years leading up to our acquisition of the business in 2004. This decline has continued during the two years since we acquired the business. We believe that this decline was and continues to be due primarily to the lack of camera integration and control functions in our early systems and to the failure of these systems to perform well in the rugged work environments where they were deployed. In addition, these early systems were essentially software only systems that required extensive customization for each application. Our earlier systems were the product of our effort to produce a proprietary system that would provide all of the required functionality from proprietary (or highly modified) components. Since our acquisition of the business we have realized that our historical focus on developing a system comprised solely of proprietary components has limited our ability to compete. Early in 2005 we realized that if we were to compete in the market we would need to shift away from a system comprised entirely of proprietary products in favor of a system that would integrate our most functional and reliable component - our proprietary software - with functional and reliable components made by other companies. This shift has resulted in the development of our current AeroNavitraker system, which integrates our software with selected sensors and other ‘off-the-shelf’ computer hardware manufactured by third parties. While we believe that our current system is more reliable in the field, more easily configured to our customers' airframes and avionics, requires far less on-site and job specific engineering and includes additional functionality, our sales have been minimal in the face of strong competition and our history of poor functionality and reliability. As a result of the limited sales of the

AeroNavitraker system, we have decided also to act as a distributor or Value Added Reseller for companies that sell components and entire systems that are similar to our own product line.

On September 25, 2006 we entered into a non-exclusive agreement with Deep Development Corp., a division of Gatekeeper Systems Inc., in which they granted to our company a non-exclusive right to act as a dealer for their products. Gatekeeper manufactures digital video flight recorder systems that are deployed primarily on both rotary and fixed-wing aircraft. They market and sell their products primarily to government agencies, including law enforcement, fire fighting, search and rescue, paramilitary and military organizations, as well as commercial customers engaged in aerial survey work. Although we have not begun to actively market these Gatekeeper Systems, a casual conversation between one of our employees and one of our customers resulted in a sale of one of the Gatekeeper digital video flight recording systems to a Canadian law enforcement agency during the first half of 2007.

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

EuroAvionics manufactures digital moving map and flight management systems similar to our own AeroNavitraker product, but its systems enjoy a reputation for superior performance and reliability. We began marketing a version of EuroAvionics’ EuroNav system at an industry event in March of 2007 under the VECTr brand name (the “VECTr MG” product line). We have not yet sold any units. Over the next 12 months we plan to increase our efforts to market the VECTr MG product line.

Plan of Operation and Cash Requirements

Overview

Our digital map software mainly runs on “commercial off-the-shelf”, or “COTS”, hardware components. We use commercial off-the-shelf hardware components to be able to capitalize on the latest advances in hardware design while optimizing the performance of our developed software and the value proposition to customers.

During the year ended December 31, 2006, we have addressed reliability problems with some of our systems that were sold by the predecessor company, examined alternative sources for more robust commercial off-the-shelf hardware, and begun a limited redesign of the one hardware element that a third party manufactures for us, the Video Annotation Unit. The Video Annotation Unit integrates third party commercial off-the-shelf components, including a PC104 single board computer. Our proprietary firmware operates on the single board computer. This firmware produces data that can be encoded into the video stream. None of the systems that we sold were returned for reliability issues, but we did incur costs in addressing the reliability issues. We believe that we have resolved the most significant reliability issues. In addition, we entered into agreements with EuroAvionics Navigationssysteme GmbH & Co. of Germany and Gatekeeper Systems LLC of British Columbia, Canada. Under the EuroAvionics agreement we have the right to distribute certain products in North, South and Central America. The Gatekeeper Systems agreement is more limited in scope. At the date of this quarterly report on Form 10-QSB we have not yet been able to assess the impact that they will have on our future operations or revenues.

Industry Overview

The industry sector within which we compete is airborne surveillance and emergency response. We believe that sales in this sector will continue to grow. This belief is based on, among other things, the increased awareness of citizens of the United States for homeland security, which we believe should result in an increased demand for gimbal-stabilized cameras flown on various aircraft. Systems such as ours support gimbal-stabilized cameras that produce stable, clear, high resolution imagery captured from moving airborne platforms. The imaging units use sophisticated gyrosope technology and contain a turret containing microelectronics. Our software provides the interfaces to display the data feed from the cameras onto digital moving maps, providing the observer with an accurate geographical location of the aircraft on the map as well (with some of our systems) the geographical location of the view or foot print of the camera. The observer may also see a live video display on the screen relating the live video to the location on the digital map.

We believe the market for gimbal-stabilized electro-optic cameras has been evolving for about 20 years. We feel that our technology and the technology that we represent as re-sellers have advanced to a level such that standards for an entire system, including integrated digital maps and camera control functions along with imagery payload can now be contemplated. We are encouraging the development of a de facto standard for interfaces and functions. We believe that such a standardization would optimize the value of our component technology and place our products in a favorable position relative to our competitors.

The absolute level of sales to date, for the years ended December 31, 2006 and December 31, 2005, has been below budget due to the nature of the long sales cycle to close orders (six months to a year for law enforcement and fire-fighting, two to three years for military sales) and the history of lack of functionality and questionable reliability of our earlier AeroNavitraker product. We feel that we now have made positive strides with existing and potential customers as well as entities that provide us with direct or indirect access to customers to increase our sales in the future. We do not have the short term resources in place to directly support these developing relationships and to provide the underlying confidence needed to generate sales. Furthermore, no assurance may be given that any of these steps will translate into sales for our company.

Cash Requirements

Presently, our revenues are not sufficient to meet operating and capital expenses and our company and our predecessor have incurred operating losses since inception, which are likely to continue for the foreseeable future. We anticipate that we will have negative cash flows during the twelve months ending June 30, 2008. Management intends to raise additional capital as needed to fund operations over the next twelve months. We intend to raise the capital required to satisfy our needs primarily through the sale of our equity securities or debt. To date, though, we do not have any such debt or equity financings in place nor are we in any negotiations for the sale of equity. We plan to restructure the Company as follows to facilitate the raising of the additional capital we need.

During the six months ended June 30, 2007, our board of directors unanimously approved, and recommended that our stockholders approve, a 100-for-one reverse split of our issued and outstanding common stock and a change of our company’s name to VECTr Systems, Inc. Our board of directors believes that both the reverse split and the change of name are in our company’s best interest primarily for the following reasons:

(a)
Our common shares are currently listed for quotation on the OTC Bulletin Board. In early November of 2006 the price of our common shares then listed on the Pink Sheets had declined from approximately $1.00 to less than $0.10 on consistently low volume. In addition, we owe approximately $4,250,000 to creditors and our debt has continued to increase over the past year, primarily as a result of insufficient revenue from operations. We need to raise money in addition to operating revenue in order to maintain our existing operations and to repay debt that is past due. Although we believe that we can continue to expand our sales and increase our revenues, revenues from our current sales are not adequate to fund our current operating needs. We believe that without a significant infusion of additional capital there is very little hope that our company will be in a position to fund operations and service debt until revenues from operations reach ‘break even’. A recent effort to determine the level of interest of our existing European investor population in an offering of common shares at a discount to the current market price failed to produce any positive result and we have been unable to identify a source of additional capital. We believe that the combination of low share price and substantial debt have made our company unattractive to prospective investors.

(b)
One of our largest creditors is G.M. Capital Partners Ltd. G.M. Capital Partners Ltd. has provided us with advice and assistance in respect of, among other things, raising capital since we entered into a written agreement with it in December of 2004. G.M. Capital Partners Ltd. has connections with European investors who have previously invested in our company. G.M. Capital Partners Ltd. is aware of both our need for additional capital and our inability to source it and has offered to help reorganize our capital structure in order to make our company more attractive to new investment. G.M. Capital Partners Ltd. has orally committed to help us sell between $3,000,000 and $7,000,000 worth of common shares in a Regulation S offering but only if we first reorganized our capital structure in order to make our company more attractive to new investment. We believe, and G.M. Capital Partners Ltd. concurs, that our company would be more attractive to new investors if we were to roll-back the number of common shares that we have issued and outstanding. In addition, we believe that a roll-back will provide some incentive to one or more of our existing creditors to accept payment of their debt by way of common shares. Finally, we believe that a roll-back should help increase our share price in the short term, which may have the effect of increasing general interest in our common stock.

(c)
Recent sales have not been as successful as we had anticipated. We believe that this may be due primarily to a history of design, installation and reliability issues experienced by some of our prior customers with our legacy AeroNavitraker product. We have begun to arrange relationships with third parties whereby we hope to supplant sales of our legacy product with sales of other products. In this regard, we have started to shift our business model to include the sale of products manufactured by others but sold by us either under the third party manufacturer’s brand name or under the VECTr brand name.

We anticipate that we will expend approximately $3,000,000 on our business during the twelve month period through June 30, 2008 to secure product orders, build market channels, support customer trials, complete independent product evaluations, recruit senior engineers and marketing staff, conduct continued research and development on our new products and launch a marketing program. These expenditures are broken down as follows:

Estimated Expenditures Required During the Next Twelve Months
Offering Costs	$ 300,000
Operating expenditures
Marketing & Sales	$ 600,000
General and Administrative	$1,000,000
Product development and deployment	$ 600,000
Working capital	$ 500,000
Total (including Offering Costs)	$3,000,000

At June 30, 2007, we had a working capital deficit of $3,564,663 and cash of $328,824. We expect that we will need to raise an additional $3,000,000 in order to fund our activities over the 12 month period ending June 30, 2008. We intend to raise these funds through the sale of our equity securities. There can be no assurance that we will be able to raise any of these funds.

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

Financial Condition, Liquidity and Capital Resources

Net cash used in our operating activities for the six months ended June 30, 2007 was $1,417,225 as compared to $1,677,048 net cash used in our operating activities for the six months ended June 30, 2006, a decrease of $259,823. The decrease is attributable to higher use of working capital in 2006 for inventory and accounts receivable.

Net cash provided by financing activated for the six months ended June 30, 2007 was $1,096,937 compared to $1,412,865 net cash provided by financing activities for the six months ended June 30, 2006, a decrease of $315,928. The decrease is attributable to lower funding from related party needed as a result of proceeds received upon sale of investments from investing activities in 2007. As of June 30, 2007 we had $328,824 cash on hand compared to $54,624 cash on hand as at December 31, 2006, an increase of $274,200.

Net cash provided by our investing activities for the six months ended June 30, 2007 was $578,205 compared to $50,751 net cash used in our investing activities for the six months ended June 30, 2006, an increase of $628,956. The increase relates to the sale of investments and no significant purchases of equipment in 2007.

Results of Operations.

Three-month period ended June 30, 2007 compared to the three-month period ended June 30, 2006 of our company, VECTr Systems.

The following discussion relates to the operations of our company for the three-month period ended June 30, 2007 as compared to the operations of our company for the three-month period ended June 30, 2006. Our net loss for the three-month period ended June 30, 2007 was $27,092,853 as compared to $2,175,877 for the three-month period ended June 30, 2006, an increase of $24,916,976. This increase is primarily the result of the loss on settlement of debt with issuance of shares in Q2 of 2007.

Our company had revenue of $102,931 during the three-month period ended June 30, 2007, as compared to revenue of $149,065 for the three-month period ended June 30, 2006, a decrease of $46,134, or 31%. This decrease is primarily due to the sale of less expensive digital video recorders in 2007, as compared to the sale of one of our most expensive AeroNavitraker system with multiple features in 2006.

Our cost of sales for the three-month period ended June 30, 2007 was $60,619, as compared to our cost of sales for the three-month period ended June 30, 2006 of $124,775, a decrease of $64,156, or 51%. This decrease is due primarily to the higher material and labor costs of the product that we sold in 2006.

During the three-month period ended June 30, 2007 our company had general and administrative expenses of $3,249,675 compared to $1,542,189 for the three-month period ended June 30, 2006, an increase of $1,707,486 or 111%. This increase is primarily attributable to a $1,964,470 higher stock based compensation expense during the three months ended June 30, 2007 mainly related to stock options granted in the three-month period ended June 30, 2007.

Depreciation and amortization for the three-month period ended June 30, 2007 was $17,096 as compared to $331,096 for the three-month period ended June 30, 2006, a decrease of $314,000. The decrease is attributable to the amortization of software acquired fully depreciated by Q4 of 2006.

During the three-month period ended June 30, 2007 our company had product development expenses of $139,492, compared to $281,518 for the three-month period ended June 30, 2006, a decrease of $142,026 or 50%. The decrease is primarily due to a $182,153 lower stock based compensation expenses during the three months ended June 30, 2007.

During the three-month period ended June 30, 2007 our company had selling expenses of $79,215, compared to $39,078 for the three-month period ended June 30, 2006, an increase of $40,137 or 103%. This increase is primarily due to the hiring of full-time key strategic employee in mid-June 2006.

During the three-month period ended June 30, 2007, we recognized a gain from the sale of investments of $564,366 as compared to $nil for the three-month period ended June 30, 2006, a gain of $564,366 was reflected in the Statement of Operations. The Company sold its shares of Maps a la Carte, Inc., a private company, for $564,366 in the second quarter of 2007 at a value of approximately $2.38 per share. The shares were being carried at $Nil and thus resulted in a gain of $564,366 (2006 - $Nil).

During the three-month period ended June 30, 2007, we recognized a loss on settlement of debt with issuance of shares for $24,200,400 as compared to $nil for the three-month period ended June 30, 2006, a loss of $24,200,400 was reflected in the Statement of Operations. On May 25, 2007, the Company issued 12,000,000 common shares as settlement of $999,600 debt of the related party payable to G.M. Capital Partners Ltd. The transaction was recorded at the quoted market price of $2.10 per share that resulted in a loss on settlement of debt of $24,200,400 in 2007.

Six-month period ended June 30, 2007 compared to the six-month period ended June 30, 2006 of our company, VECTr Systems.

The following discussion relates to the operations of our company for the six-month period ended June 30, 2007 as compared to the operations of our company for the six-month period ended June 30, 2006. Our net loss for the six-month period ended June 30, 2007 was $32,874,179 as compared to $3,705,127 for the six-month period ended June 30, 2006, an increase of $29,169,052. This increase is primarily the result of the loss on settlement of debt with issuance of shares in 2007 and higher stock based compensation recognized in the six-month period ended June 30, 2007 slightly offset by lower spending and investment gain.

Our company had revenue of $247,654 during the six-month period ended June 30, 2007, as compared to revenue of $149,065 for the six-month period ended June 30, 2006, an increase of $98,589, or 66%. This increase is primarily due to the additional sale of less expensive digital video recorders in 2007 above the sale of our AeroNavitraker system with multiple features in 2006.

Our cost of sales for the six-month period ended June 30, 2007 was $208,060, as compared to our cost of sales for the six-month period ended June 30, 2006 of $129,451, an increase of $78,609, or 61%. This increase is due primarily to the extra cost of sales for digital video recorders sold in 2007.

During the six-month period ended June 30, 2007 our company had general and administrative expenses of $3,857,434 compared to $2,596,503 for the six-month period ended June 30, 2006, an increase of $1,260,931 or 49%. This increase is primarily attributable to a $1,433,675 higher stock based compensation expense recognized during the six months ended June 30, 2007.
Depreciation and amortization for the six-month period ended June 30, 2007 was $33,262 as compared to $585,420 for the six-month period ended June 30, 2006, a decrease of $552,158. The decrease is attributable to the amortization of software acquired fully depreciated by Q4 of 2006.

During the six-month period ended June 30, 2007 our company had product development expenses of $302,849, compared to $475,961 for the six-month period ended June 30, 2006, a decrease of $173,112 or 36%. The decrease is primarily due to a $164,541 lower stock based compensation expenses during the six months ended June 30, 2007.

During the six-month period ended June 30, 2007 our company had selling expenses of $164,763, compared to $59,172 for the six-month period ended June 30, 2006, an increase of $105,591 or 178%. This increase is primarily due to the hiring of full-time key strategic employee in mid-June 2006.

During the six-month period ended June 30, 2007, we recognized a gain from the sale of investments of $564,366 as compared to $nil for the six-month period ended June 30, 2006, a gain of $564,366 was reflected in the Statement of Operations. The Company sold Maps a la Carte, Inc. shares that were already written-off for $564,366 in the second quarter of 2007 at a value of approximately $2.38 per share, resulting in that gain of $564,366.

During the six-month period ended June 30, 2007, we recognized a loss on settlement of debt with issuance of shares for $29,100,400 as compared to $nil for the six-month period ended June 30, 2006, a loss of $29,100,400 caused by two separate settlement of debt transactions which was reflected in the Statement of Operations. On February 27, 2007, the Company issued 350,000 common shares at a price of $1.00 per share for $350,000 debt of the related party payable (Note 5) to G.M. Capital Partners Ltd. The transaction was recorded at the quoted market price of $15.00 per share that resulted in a loss on settlement of debt of $4,900,000 in 2007. On May 25, 2007, the Company issued 12,000,000 common shares at a price of $0.0833 per share for $999,600 debt of the related party payable to G.M. Capital Partners Ltd. The transaction was recorded at the quoted market price of $2.10 per share that resulted in a loss on settlement of debt of $24,200,400 in 2007.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months.

Employees

As of June 30, 2007, we had nine employees and nine consultants engaged in various activities within our company including roles as managers, developers and administration. Six of our nine employees are located in Canada. The remaining employees are located in the United States. We are not subject to any collective bargaining agreements and we consider relations with our employees to be excellent. During the next 12 months we plan to hire two additional employees for the provision of marketing and engineering services to be located in the United States.

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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FAS No. 109)” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, b) a reduction in a deferred tax asset or an increase in a deferred tax liability or c) both a~~)~~ and b~~)~~. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS No. 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. This Interpretation is effective for fiscal years beginning after December 15, 2006. There were no material effects on the consolidated financial statements as a result of the implementation of this new standard.

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

We incurred a net loss of $32,874,179 for the six months ended June 30, 2007 and $3,705,127 for the six months ended June 30, 2006. At June 30, 2007, we had an accumulated deficit of $52,619,348 and a working capital deficit of $3,564,663.

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

We have had negative cash flows from operations and our current resources are sufficient to fund our operations only until August 31, 2007. Our business operations may fail if our actual cash requirements exceed our estimates and we are not able to obtain further financing.

We currently spend approximately $250,000 per month on our operations and we estimate our cash requirements for the next 12 months to be approximately $3,000,000. We have received approximately $815,000 in related party advances in the six months ended June 30, 2007. Unless we raise additional funds we will be unable to fund our operations with our current resources, including cash and our current loan resources, beyond August 31, 2007.

Our company has had negative cash flows from operations. For the six months ended June 30, 2007, we earned revenue from product sales of $247,654 compared to $149,065 during the six months ended June 30, 2006. To date, we have incurred significant expenses in product development and administration in order to ready our products for market. As at June 30, 2007, we had cash and short-term investments of $328,824 and our current resources, including cash and loan proceeds that have been committed over the next few months by Atlantic Canada Opportunities Agency, are sufficient to fund our operations only until August 31, 2007. There is no assurance that our actual cash requirements will not exceed our estimates, and in any case we will require additional financing to bring our products into commercial operation, finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow. In particular, additional capital may be required in the event that:

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

During the period from November 2004 through, June 30, 2007 we defaulted on and are currently in default on all of our outstanding loans. This history of defaulting on indebtedness may make it difficult for our company to raise money through the sale of debt or equity securities.

One of the primary sources for funding upon which we have depended in the past, and upon which we believe we will continue to depend for funding during the next 12 months, is the Atlantic Canada Opportunities Agency. This agency is focused on supporting the growth of companies like ours as part of its overall effort to stimulate growth in the economy of the Atlantic region of Canada. We currently have two outstanding loans from the Atlantic Canada Opportunities Agency, each of which was made with respect to a specific project. The loan agreements provide that payments do not commence until some period of time after the specific project has been completed but the lender has the right to accelerate all sums due under these loans if we are in default of any of the material covenants included in the loan agreements. From September 30, 2005 until December 1, 2005, we were in default of one of these loans due to our failure to complete the specified project by September 30, 2005, as required by the loan agreement. This default was cured on December 1, 2005, when we amended the loan agreement to extend the project’s completion date to September 30, 2006. From March 31, 2006 until May 18, 2006, we were in default of another of these loans due to our failure to complete that specified project by March 31, 2006, as required by the loan agreement. This default was cured on May 18, 2006, when we amended the loan agreement to extend the project’s completion date to March 31, 2007. We have not yet completed the specified project and thus are in default again as at June 30, 2007. We are currently negotiating another extension with the creditor.

Although we are current in making any periodic payments required under our loan agreements with the Atlantic Canada Opportunities Agency, we are currently in default of a covenant, contained in these loan agreements, that we maintain a minimum level of “Equity”. Because we are in default of this covenant to maintain a minimum level of “Equity”, the Atlantic Canada Opportunities Agency currently has the right to accelerate all sums due under these loans upon delivery to us of written notice. At June 30, 2007, we owed Atlantic Canada Opportunities Agency an aggregate amount, under all two of our loans from them, of $ 2,207,944. Payments on the two loans are not due until July 1, 2007 and September 1, 2008, respectively, unless these loans are accelerated as the result of our failure to attain the required level of “Equity”. If the Atlantic Canada Opportunities Agency were to demand immediate payment on all of these loans because of our failure to attain the required level of Equity, we would then be obligated to pay $2,207,944 promptly. If we failed to pay this amount promptly after demand, the Atlantic Canada Opportunities Agency could initiate one or more actions to collect it. In addition, the Atlantic Canada Opportunities Agency could refuse to make any new loans to our company. If either of these should occur, our business could be adversely affected.

Our other two loans are from the Program for Export Market Development (PEMD) and the Industrial Regional Assistance Program (IRAP) with balances of $49,617 and $197,034, respectively, at June 30, 2007. The Company is currently in default of certain financial covenants, and both debts are considered as due on demand. If we failed to pay this amount promptly after demand, PEMD and IRAP could initiate one or more actions to collect it. In addition, PEMD and IRAP could refuse to make any new loans to our company. If either of these should occur, our business could be adversely affected.

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

A significant portion of our sales are made pursuant to U.S. and Canadian government contracts. These contracts generally require that we comply with U.S. government requirements with respect to various matters. We may not be able to comply with all of these requirements. If we fail to comply with any of these U.S. government requirements, the U.S. government could terminate all of our U.S. government contracts and render us ineligible to receive further U.S. government contracts for a period of time.

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

If we issue additional shares or decide to enter into joint ventures with other parties in order to raise financing or acquire other businesses through the sale of equity securities, investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. As at June 30, 2007, there are outstanding common shares to be issued and common share purchase warrants and options exercisable into obligations to issue 3,895,700 common shares, including those that may arise upon the issuance of bonus shares and the exercise of outstanding common share purchase warrants and options, which, if issued, would represent approximately 23% of our issued and outstanding shares. If all the bonus shares are issued and all of these warrants and options are exercised and the underlying shares are issued, such issuance will cause a reduction in the proportionate ownership and voting power of all other shareholders. The dilution may result in a decline in the price of our shares or a change in the control of our company.

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

Finally, our competitors do not publish meaningful technical system specifications or data, and it is not feasible to attempt a detailed technical comparison between their systems and ours. As a result, we cannot know with any certainty that our products compete favorably, if at all, with those of our competitors. If we cannot compete, our business will fail.

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

Our common stock is not presently traded on any securities exchange, although our common shares are traded on the National Association of Securities Dealers Inc.'s OTC Bulletin Board. The sale of a substantial number of shares of our common stock in any public market could cause a reduction in the market price of our common stock. We had 12,719,533 shares of our common stock issued and outstanding as of June 30, 2007.

There is no active trading market for our common stock and if a market for our common stock does not develop, our investors will be unable to sell their shares.

Our common stock is presently not traded on any securities exchange and we have not applied for listing or quotation on any securities exchange. Our common stock can currently trade on the National Association of Securities Dealers Inc.'s OTC Bulletin Board. However, we cannot provide our investors with any assurance that an actively traded public market will materialize. If an active public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operating results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies, which may materially adversely affect the market price of our common stock.

Trading of our stock may be restricted by the SEC's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report (being June 30, 2007). Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the quarter covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information relating to us and our subsidiaries that we are required to disclose in the reports that we file or submit to the SEC is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and forms. There has not been any change in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during our quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As discussed in the notes to our audited financial statements for the years ended December 31, 2006 and December 31, 2005, we believe that we owe money to 1199684 Ontario Inc. Earlier this year, Ken Sawatzky advised us that he believes that our debt to 1199684 Ontario Inc. is actually owed to him and that the balance due is higher than we believe. In May 2006 we asked Mr. Sawatzky for evidence of the assignment of these loans to him and we provided him with a detailed calculation of the amount owed. Mr. Sawatzky’s response was to file a Statement of Claim against our company in the Ontario Superior Court of Justice on November 29, 2006. Mr. Sawatzky’s attorneys sent a copy of this Statement of Claim to our attorneys in British Columbia. We were served with this Statement of Claim (by service on our registered agent in Nevada) on December 4, 2006. The named plaintiffs in the Statement of Claim are Ken Sawatzky and 1199684 Ontario Inc. and the Court File number for this claim is 06-CU-323165PDI. The amount claimed is $187,000 plus interest at 8% from November 10, 2003 until paid, plus interest at 8% per annum on $63,000 from November 10, 2003 to August 9, 2005. We have retained counsel in Ontario. We have a settlement in place as of July 19, 2007 with Ken Sawatsky and 1199684 Ontario Inc. We will make the following payments of $25,000 by July 19, 2007, $60,000 by July 31, 2007, $60,000 by August 19, 2007 and $55,000 by September 29, 2007 to repay the debt owed to 1199684 Ontario Inc. Both July payments have been made.

Except as set forth above, we know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or have a material interest adverse to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 27, 2007, a consultant to our company purchased 350,000 shares of our common stock for a purchase price of $350,000, or $1.00 per share. Payment was made by way of a reduction in the principal balance of debt owed by our company to the consultant. Upon completion of this share purchase, the consultant became the registered owner of 350,164 shares of our common stock entitled to cast approximately 52.3% of the votes that may be cast by holders of issued and outstanding shares of our common stock.

On May 25, 2007, the same consultant purchased 12,000,000 shares of our common stock for a purchase stock price of $999,600, or $0.08 per share. Payment was made by way of a reduction in the principal balance of debt owed by our company to the consultant. After this reduction, our company still owed to the consultant the sum of approximately $261,167 as of June 30, 2007. This consultant is not a U.S. person and the transaction was negotiated and completed outside of the United States. In issuing these securities we relied on Section 4(2) of the Securities Act of 1933, as amended, and on Regulation S promulgated thereunder.

On June 6, 2007, the Company issued 50,000 common shares for consulting services as per agreement with an investment banking firm. The common shares were recorded using the quoted market value of $2.40 per share on the issuance date resulting in an expense of $120,000.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On February 26, 2007, our board of directors unanimously approved, and they recommended that our stockholders approve, a 100-for-one reverse split of our issued and outstanding common stock and a change of our company’s name to VECTr Systems, Inc. Our board of directors concluded that the change of name and the reduction of the number of issued and outstanding shares of our common stock would better position our company to raise additional capital. On March 2, 2007, the holders of 369,946 issued and outstanding shares of our common stock, constituting approximately 55.25% of our issued and outstanding shares or common stock, approved both of these corporate changes. These matters, and the reasons why our board of directors considered them to be in the best interest of our company, are discussed in greater detail in the Information Statement on the Definitive Form 14C filed by our company with the Securities and Exchange Commission on April 30, 2007.

Item 5. Other Information.

Change in Control

On February 27, 2007, G.M. Capital Partners Ltd. purchased 350,000 shares of our common stock for a purchase price of $350,000, or $1.00 per share for $350,000 debt of the related party payable to G.M. Capital Partners Ltd. The transaction was recorded at the quoted market price of $15.00 per share that resulted in a loss on settlement of debt of $4,900,000 in 2007. Upon completion of this share purchase, G.M. Capital Partners Ltd. became the registered owner of 350,164 shares of our common stock entitled to case approximately 52.3% of the votes that may be cast by holders of issued and outstanding shares of our common stock. J.A. Michie, the Managing Director of G.M. Capital Partners Ltd., and Marc Angst, a director of G.M. Capital Partners Ltd., exercise dispositive and voting power with respect to the securities of our company that are registered in the name of G.M. Capital Partners Ltd.

On May 25, 2007, G.M. Capital Partners Ltd. purchased 12,000,000 shares of our common stock for a purchase price of $999,600, or $0.08 per share for $999,600 debt of the related party payable to G.M. Capital Partners Ltd. The transaction was recorded at the quoted market price of $2.10 per share that resulted in a loss on settlement of debt of $24,200,400 in 2007. Payments were made by way of a reduction in the principal balance of debt owed by our company to G.M. Capital Partners Ltd. After this reduction, our company still owes to G.M. Capital Partners Ltd. the sum of approximately $261,167 as of June 30, 2007. We are unaware of any other contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

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

10.54	Amendment #1 to Atlantic Innovation Fund Contract (Project #181836) (incorporated by reference from our Registration Statement on Form SB-2/A filed on July 24, 2006)
10.55	Amendment to Second Amendment and Restated Consulting Agreement with G. M. Capital Partners, Ltd. (incorporated by reference from our Registration Statement of Form SB-2/A filed on November 9, 2006)
10.56	Consulting Services Agreement with ASMI - Advance Systems Marketing International Inc. (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 29, 2006)
10.57	Distributor Agreement dated effective December 15, 2006 with EuroAvionics Navigationssysteme GmbH & Co. KG (incorporated by reference from our Annual Report on Form 10-KSB filed on April 18, 2007)**

10.58	Dealer Agreement dated September 25, 2006 with Deep Development Corp. (incorporated by reference from our Annual Report on Form 10-KSB filed on April 18, 2007) **
21.1
Subsidiaries of VECTr Systems Inc. (incorporated by reference from our Registration Statement on Form SB-2 filed on December 30, 2005)

VECTr Technologies Incorporated
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

VECTr SYSTEMS INC.
a Nevada corporation

By: /s/Robert Knight
Robert Knight, President and Director
(Principle Executive Officer)

Date: August 20, 2007

By: /s/Richard Brown
Richard Brown, Chief Financial Officer and Director
(Principle Financial Officer and Principle Accounting Officer)

Date: August 20, 2007.