Form 10QSB
period 2007-09-30
VECTr SYSTEMS INC
filed 2007-11-14
CIK 1343259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-QSB

[X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2007

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

12,919,533 common shares issued and outstanding as of November 9, 2007.

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

<?xml:namespace prefix = o ns = "urn:schemas-microsoft-com:office:office" />

VECTr SYSTEMS INC.

 (Formerly Navitrak International Corporation)

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited – Expressed in US dollars)

SEPTEMBER 30, 2007 and DECEMBER 31, 2006

VECTr SYSTEMS INC. (Formerly Navitrak International Corporation)

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(Unaudited – Expressed in US dollars)

	September 30, 2007	December 31, 2006

ASSETS
Current
Cash (Note 3)	$217,571	$54,624
Accounts receivable	-	24,417
Inventory (Note 4)	245,036	310,039
Prepaid expenses and deposits	323,059	84,736
	785,666	473,816

Equipment	169,724	213,897
Investment in Invisa, Inc. (Note 5)	-	16,875

	$955,390	$704,588

LIABILITIES AND CAPITAL DEFICIT

Current
Accounts payable and accrued liabilities	$282,889	$331,772
Customer deposits	261,126	147,191
Payable to related parties (Note 6)	796,461	1,229,388
Advances payable (Note 7)	759,459	607,475
Bridge loans, shareholders	5,036	4,287
Current portion of long-term debt (Note 8)	2,642,387	1,910,418
	4,747,358	4,230,531

Long-term debt (Note 8)	-	214,190

	4,747,358	4,444,721
Capital deficit
Capital stock (Note 9)
Authorized
100,000,000 common shares, each with par value of $0.001
10,000,000 preferred shares, each with a par value of $0.001
Issued
12,719,533 (December 31, 2006 – 319,533) common shares(a)	12,720	320
Additional paid-in capital(a)	59,281,821	15,145,996
Shares to be issued (Note 9)	1,493,750	862,500
Accumulated other comprehensive loss	(334,507)	(3,780)
Accumulated deficit	(64,245,752)	(19,745,169)

	(3,791,968)	(3,740,133)

	$955,390	$704,588

(a) Prior periods have been restated to reflect the 1 for 100 reverse stock split on May 21, 2007.

The accompanying notes are an integral part of these consolidated interim financial statements.

VECTr SYSTEMS INC. (Formerly Navitrak International Corporation)
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(Unaudited – Expressed in US dollars)

	Three-Month Period Ended September 30, 2007	Three-Month Period Ended September 30, 2006	Nine-Month Period Ended September 30, 2007	Nine-Month Period Ended September 30, 2006

REVENUE	$ 4,414	$ 11,452	$ 252,068	$ 160,517

OPERATING COSTS AND EXPENSES
Cost of sales	3,208	18,975	211,268	148,426
General and administrative (Note 10)	11,483,920	933,607	15,341,354	3,530,110
Depreciation	33,698	297,383	66,960	882,803
Product development	40,124	222,038	342,973	697,999
Selling	68,026	73,915	232,789	133,087
	11,628,976	1,545,918	16,195,344	5,392,425

Loss from operations	(11,624,562)	(1,534,466)	(15,943,276)	(5,231,908)

OTHER ITEMS

Write-down of Investment in Invisa, Inc.	-	(6,750)	-	(6,750)
Loss on sale of Investment in Invisa, Inc. (Note 5)	-	-	(2,329)	-
Gain on sale of Investment in Maps a la Carte, Inc. (Note 5)	-	-	564,366	-
Foreign exchange loss	(3,191)	(437)	(15,057)	(6,129)
Interest income/(expense), net	1,349	(1,486)	(3,887)	(3,479)
Loss on settlement of debt with issuance of shares (Note 9)	-	-	(29,100,400)	-

	(1,842)	(8,673)	(28,557,307)	(16,358)

Net loss for the period	$ (11,626,404)	$ (1,543,139)	$(44,500,583)	$ (5,248,266)
Loss per share – basic and diluted (a)	$ (0.91)	$ (4.93)	$ (6.91)	$ (16.98)
Weighted average shares outstanding – basic and diluted (a)	12,719,533	312,868	6,442,327	309,034

(a) Prior periods have been restated to reflect the 1 for 100 reverse stock split on May 21, 2007.

The accompanying notes are an integral part of these consolidated interim financial statements.

VECTr SYSTEMS INC. (Formerly Navitrak International Corporation)
CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited – Expressed in US dollars)

	Three-Month Period Ended September 30, 2007	Three-Month Period Ended September 30, 2006	Nine-Month Period Ended September 30, 2007	Nine-Month Period Ended September 30, 2006

Net loss for the period	$ (11,626,404)	$ (1,543,139)	$ (44,500,583)	$ (5,248,266)

Unrealized gain on available-for sale investment	-	(37,500)	-	-
Foreign currency translation loss	(141,836)	(12,262)	(330,727)	(58,296)

Comprehensive loss for the period	$ (11,768,240)	$ (1,592,901)	$ (44,831,310)	$ (5,306,562)

The accompanying notes are an integral part of these consolidated interim financial statements.

VECTr SYSTEMS INC. (Formerly Navitrak International Corporation)
CONSOLIDATED INTERIM STATEMENT OF CHANGES IN CAPITAL DEFICIT
(Unaudited – Expressed in US dollars)

Common Stock
Number of Shares(a)	Amount(a)	Additional Paid-in Capital(a)	Shares to be issued	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance, January 1, 2007	319,533	$ 320	$ 15,145,996	$ 862,500	$ (19,745,169)	$ (3,780)	$ (3,740,133)
Shares issued for debt (Note 9)	12,350,000	12,350	30,437,650	-	-	-	30,450,000
Shares issued for consulting services (Note 9)	50,000	50	119,950	-	-	-	120,000
Stock-based compensation (Note 9)	-	-	13,578,225	-	-	-	13,578,225
Shares to be issued (Note 9)	-	-	-	631,250	-	-	631,250
Net loss for the period	-	-	-	-	(44,500,583)	-	(44,500,583)
Foreign exchange translation	-	-	-	-	-	(330,727)	(330,727)
Balance, September 30, 2007	12,719,533	$ 12,720	$ 59,281,821	$ 1,493,750	$ (64,245,752)	$ (334,507)	$ (3,791,968)

(a) The above schedule has been adjusted on a retroactive basis to reflect the 1 for 100 reverse stock split on May 21, 2007.

The accompanying notes are an integral part of these consolidated interim financial statements.

VECTr SYSTEMS INC. (Formerly Navitrak International Corporation)
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited – Expressed in US dollars)

	Nine-month Period Ended September 30, 2007	Nine-month Period Ended September 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (44,500,583)	$ (5,248,266)
Adjustments to reconcile net loss for the period to cash used in operating activities
Accrued interest on advances (Note 7)	1,984	2,992
Write-down of investment	-	6,750
Write-down of inventory	60,088	-
Gain on sale of investment (Note 5)	(562,037)	-
Loss on settlement of debt with issuance of shares	29,100,400	-
Shares issued to consultant for services	120,000	-
Depreciation and amortizatio	66,960	882,803
Stock-based compensation	13,578,225	1,767,332
Shares to be issued for services	431,250	593,750
Increase in prepaid expenses and deposits	(238,323)	(1,523)
(Increase) decrease in accounts receivable	24,417	(12,554)
(Increase) decrease in inventory	4,915	(170,943)
Decrease in accounts payable and accrued liabilities	(48,883)	(93,844)
Decrease in customer deposits	113,935	-
Cash used in operating activities	(1,847,652)	(2,273,503)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(34,659)	(50,029)
Repayment of advances payable	(145,000)	-
Proceeds from advances payable	295,000	210,000
Proceeds from long-term debt	166,193	358,364
Proceeds from related party advances	916,673	686,655
Proceeds from shares issued and to be issued	200,000	648,000
Cash provided by financing activities	1,398,207	1,852,990

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(707)	(66,445)
Proceeds on sale of investments	578,912	-
Cash provided by (used in) investing activities	578,205	(66,445)

Net increase (decrease) in cash	128,760	(486,958)
Cash, beginning of period	54,624	521,987
Effect of foreign exchange on cash	34,187	30,384

Cash, end of the period	$ 217,571	$ 65,413

Supplemental Information:

Interest paid	$ 5,790	$ 1,145
Non-cash investing and financing activities
Shares issued for settlement of debt	$ 1,349,600	$ -

The accompanying notes are an integral part of these consolidated interim financial statements.

VECTr SYSTEMS INC. (Formerly Navitrak International Corporation)
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

            Until recently, all of the Company's operational activities were conducted from its facilities in Halifax, Canada.  The Company now has an office in Falls Church, Virginia, from which it conducts its U.S. operations.

2.             SIGNIFICANT ACCOUNTING POLICIES

                Principles of Consolidation and Ability to Continue as a Going Concern

            The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, and include the accounts of the Company and its wholly owned subsidiaries, VECTrEngineering (Canada) Inc., VECTr Technologies Inc. and 0705951 BC Ltd.  All significant inter-company transactions have been eliminated on consolidation.  Except for VECTr Engineering (Canada) Inc., the Company’s other subsidiaries are inactive.

These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2007, the Company has a working capital deficit of $3,961,692 (December 31, 2006 - $3,756,715), incurred a loss during the nine months ended September 30, 2007 of $44,500,583 and has an accumulated deficit of $64,245,752 at September 30, 2007. The continuation of the Company is dependent upon the successful marketing and distribution of navigation systems and related products, the continuing support of creditors and stockholders as well as achieving and maintaining a profitable level of operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company had cash on hand of $217,571 at September 30, 2007. Management anticipates that it requires approximately $3 million over the next twelve months ended September 30, 2008 to continue operations. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company will raise necessary cash through equity issuances and/or debt financing.  Amounts raised will be used to continue the development of the Company's products, roll out the Company's products to market and for other working capital purposes.

VECTr SYSTEMS INC. (Formerly Navitrak International Corporation)
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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
SEPTEMBER 30, 2007
(Unaudited – Expressed in US dollars)

2.             SIGNIFICANT ACCOUNTING POLICIES (continued)

New accounting pronouncements (continued)

On January 1, 2007, the Company adopted FIN 48, regarding accounting for uncertainty in tax positions. The Company remains subject to examination of income tax filings in the United States and various state jurisdictions for periods since its inception in 1998.  The Company has also determined that it is subject to examination in Canada for all prior periods due to the Company’s continued loss position in such jurisdictions. Material tax positions were examined under the more-likely-than-not guidance provided by FIN 48. If interest and penalties were to be assessed, the Company would charge interest to interest expense, and penalties to general and administrative expense.

As a result of the FIN 48 assessment, the Company concluded that it has not taken any uncertain tax positions on any of its open tax returns that would materially distort the Company’s financial statements. There was no material cumulative effect of adopting FIN 48 on the Company’s financial statements as of January 1, 2007.

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

3.             CASH

Included in cash is $41,950 (December 31, 2006 - $52,918) denominated in Canadian dollars.

4.             INVENTORY

The following inventory was on hand at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
Finished goods	$ 102,377	$ 147,191
Raw Materials	122,752	154,424
Work-in-process	19,907	8,424

	$ 245,036	$ 310,039

VECTr SYSTEMS INC. (Formerly Navitrak International Corporation)
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
 (Unaudited – Expressed in US dollars)

5.             INVESTMENTS

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

6.             PAYABLE TO RELATED PARTIES

	September 30, 2007	December 31, 2006
Knight Financial Ltd. (controlled by director)	$ 415,785	$ 114,316
G.M. Capital Partners Ltd. (major shareholder, Note 9)	357,634	1,095,011
Express Systems Corporation (common director)	3,000	3,000
Advances from other shareholders	20,042	17,061

	$ 796,461	$ 1,229,388

                The above advances are unsecured, non-interest bearing and have no specific terms of repayment.

7.             ADVANCES PAYABLE

	September 30, 2007	December 31, 2006
1199684 Ontario Inc., advances and accrued interest	$ 73,459	$ 216,475
Daimler Capital Partners	120,000	-
Tiger Eye Holdings Ltd.	150,000	150,000
Kallur Enterprises Ltd.	416,000	241,000
	$ 759,459	$ 607,475

Of the initial advances received from 1199684 Ontario Inc, $50,000 bore interest at 8% per annum  and $125,000 was non-interest bearing.  The advances are unsecured and have no specific terms of repayment.  Accrued interest on the advances for the three and nine months period ended September 30, 2007 totalled $Nil and $1,984 (2006 – $1,007 and $2,992), respectively. The Company has made 3 payments in July and August totalling $145,000 as per the settlement with 1199684 Ontario Inc. (Note 13).

The advances received from Daimler Capital Partners bear interest at 6% per annum, are unsecured and have no specific terms of repayment.  The advances received from Tiger Eye Holdings Ltd. and Kallur Enterprises Ltd. are non-interest bearing, unsecured and have no specific terms of repayment.

VECTr SYSTEMS INC. (Formerly Navitrak International Corporation)
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
 (Unaudited – Expressed in US dollars)

8.             LONG-TERM DEBT

	September 30, 2007	December 31, 2006

Atlantic Canada Opportunities Agency (“ACOA”) project funding loan, unsecured. The loan was non-interest bearing unless payments were past due, at which time interest was charged at the Bank of Canada discount rate plus 3% per annum. Repayment of principal was deferred to January 1, 2005, since then monthly principal payments were approximately $1,967 (CDN $2,274). The loan was repaid in full in May 2007.	$ -	$ 9,757

ACOA project funding loan unsecured. The loan is non-interest bearing unless payments are past due, at which time interest is charged at the Bank of Canada discount rate plus 3% per annum. Repayment of principal is due in monthly instalments of approximately $8,372 (CDN$8,313) commencing July 1, 2007. The amount of funds available under this facility as at September 30, 2007 is approximately $502,300 (CDN$498,750). The Company is currently in default of certain of the financial covenants and therefore the debt is considered as due on demand.	477,199	270,002

ACOA project funding loan, unsecured and non-interest bearing. The loan is non-interest bearing unless payments are past due, at which time interest is charged at the Bank of Canada discount rate plus 3% per annum. The principal amount of the loan is repayable annually commencing September 1, 2008 at a rate equal to 5.0% of gross revenue. The maximum project funding under this facility is approximately $2,115,000 (CDN $2,100,000). The Company is currently in default of certain of the financial covenants and therefore the debt is considered as due on demand.	1,903,515	1,620,371

Program for Export Market Development (“PEMD”) project funding loan unsecured and non-interest bearing. The loan is repayable at a rate equal to 4% of sales to the USA. Arrears of $34,800 (CDN$40,021) are repayable in 39 monthly instalments of $892 (CDN$1,000) plus one instalment of $912 (CDN$1,021), which commenced November 15, 2004. The Company started making quarterly payments of $3,021 (CDN$3,000) in late December 2005 to repay the loan. The Company is currently in default of the repayment terms and therefore the debt is considered in arrears and due on demand.	52,935	45,061

Industrial Regional Assistance Program (“IRAP”) project funding loan, unsecured and non-interest bearing. The loan is repayable quarterly in arrears commencing January 1, 2005 at a rate equal to 1.25% of gross revenue. The Company paid all payments in the first quarter of 2006 relating to 1.25% of gross revenue for 2004 and 2005. The Company is currently in default of the repayment terms and therefore the debt is considered in arrears and due on demand.	208,738	179,417
	2,642,387	2,124,608
Less: current portion	2,642,387	1,910,418
	$ -	$ 214,190

Scheduled principal repayments until maturity are due as follows:

Remaining of fiscal year 2007	$ 321,293
2008	2,016,070
2009	112,555
2010	112,555
2011	79,914
$ 2,642,387

VECTr SYSTEMS INC. (Formerly Navitrak International Corporation)
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
 (Unaudited – Expressed in US dollars)

8.             LONG-TERM DEBT (continued)

Included in the 2007 scheduled principal repayments is the full repayment of the IRAP project-funding loan.  Principal repayments are based on 1.25% of gross revenue commencing January 1, 2005.  Included in the 2008 scheduled principal repayments is the full repayment of the $1,903,515 ACOA project-funding loan.  This loan has undefined principal repayments as the repayments are based on a percentage of sales, with the first payment commencing in the 2008 year.

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

During the period ended September 30, 2007 and the year ended December 31, 2006 the Company completed the following share transactions not disclosed elsewhere in these consolidated financial statements:

The employment agreement of an employee specifies that they are entitled to a bonus of 5,000 shares of common stock on each of June 30, 2006 (not yet issued), June 30, 2007 (not yet issued) and June 30, 2008 for a total of 15,000 shares so long as he continues to be employed by the Company at those dates.  Compensation expense associated with the bonus payments was determined based upon the quoted market price of the underlying common stock on the grant date and was being amortized on a straight-line basis over the requisite service period, which is the period from the date of grant to June 30, 2008.  For the three and nine months ended September 30, 2007, the Company has recognized $143,750 and $431,250 (2006 - $143,750 and $593,750) in respect of shares to be issued related to these bonus payments. As of September 30, 2007, there was $431,250 (December 31, 2006 - $862,500) of total unrecognized compensation cost related to these bonus payments. This unrecognized compensation cost is expected to be recognized over the remaining requisite service period of nine months ending June 30, 2008.

On February 27, 2007, the Company issued 350,000 common shares in settlement of $350,000 debt of the related party payable (Note 6) to G.M. Capital Partners Ltd. The transaction was recorded at the quoted market price of $15 per share that resulted in a loss on settlement of debt of $4,900,000 in 2007.

On May 25, 2007, the Company issued 12,000,000 common shares in settlement of $999,600 debt of the related party payable (Note 6) to G.M. Capital Partners Ltd. The transaction was recorded at the quoted market price of $2.10 per share that resulted in a loss on settlement of debt of $24,200,400 in 2007.

On June 6, 2007, the Company issued 50,000 common shares for consulting services as per agreement with an investment banking firm. The common shares were recorded using the quoted market value of $2.40 per share on the issuance date resulting in an expense of $120,000.

In September 2007, the Company received gross proceeds of $200,000 from signed subscriptions for common shares. Subsequent to September 30, 2007, the Company issued 200,000 common shares at a price of $1.00 per common share.  Net of transaction costs, cash received from the issuance of these common shares was $199,958.

VECTr SYSTEMS INC. (Formerly Navitrak International Corporation)
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited – Expressed in US dollars)

9.             CAPITAL STOCK (continued)

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

For the nine months ended September 30, 2007, 5,040,000 options were granted to directors, employees and contractors under the Company’s 2007 Incentive Plan. 3,110,000 options vested when granted. One half of 545,000 options granted vested immediately and the remaining half of these options granted vest on June 1, 2008. One quarter of 1,385,000 options granted vested immediately and the remaining three quarters of these options granted vest in one quarter increments every six months thereafter.

Stock option transactions and the number of stock options outstanding are summarized as follows:

	Number of Options	Weighted Average Exercise Price ($USD)	Aggregate Intrinsic Value

Balance, December 31, 2005	47,200	$ 67.00
Cancelled	(2,300)	46.00
Forfeited	(1,200)	85.00

Balance, December 31, 2006	43,700	67.50
Granted	5,040,000	0.73
Cancelled	(4,200)	62.74
Forfeited	(400)	85.00
Balance September 30, 2007	5,079,100	$ 1.25	$ 2.75

Options exercisable, as at September 30, 2007	3,759,050	$ 1.29	$ 2.71
Options exercisable, as at December 31, 2006	34,500	$ 71.00

VECTr SYSTEMS INC. (Formerly Navitrak International Corporation)
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited – Expressed in US dollars)

9.             CAPITAL STOCK (continued)

                Stock options (continued)

                The following stock options were outstanding at September 30, 2007:

Expiry date	Exercise Price	Number of Options
December 6, 2014 for 2004 Incentive Plan	$ 42.50	19,700
August 31, 2010 for 2005 Incentive Plan	$ 85.00	4,400
May 31, 2015 for 2005 Incentive Plan	$ 96.00	15,000
May 11,2017 for 2007 Incentive Plan	$ 0.25	2,155,000
May 29, 2017 for 2007 Incentive Plan	$ 1.00	470,000
May 29, 2017 for 2007 Incentive Plan	$ 1.10	2,415,000

A summary of status of the Company’s unvested stock options as of September 30, 2007 and changes during the nine-month period then ended is presented below:

	Number of Options	Weighted Average Exercise Price ($USD)	Weighted Average Grant Date Fair Value

Unvested at December 31, 2005	24,650	$ 67.00	$ 67.00
Vested	(14,250)	72.00	67.00
Forfeited	(1,200)	85.00	77.00

Unvested at December 31, 2006	9,200	56.00	65.00
Granted	5,040,000	0.73	2.40
Vested	(3,737,550)	0.75	2.33
Forfeited	(400)	85.00	77.00
Unvested at September 30, 2007	1,311,250	$ 1.03	$ 3.02

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

VECTr SYSTEMS INC. (Formerly Navitrak International Corporation)
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
 (Unaudited – Expressed in US dollars)

9.             CAPITAL STOCK (continued)

                Warrants (continued)

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

On September 1, 2007, the Company has extended its agreement with the consultant (Note 10). The Company also agreed to issue the consultant the following series of non-forfeitable warrants:

● Series A warrants, which vested on issue, that give the warrant holder the right to acquire 1,000,000 shares of the Company’s common stock at $1.00 per share until September 1, 2008,

● Series B warrants that give the warrant holder the right to acquire 1,000,000 shares of the Company’s common stock at a price of $2.00 per share from the date that they vest (which is the date upon which the consultant exercises the last of the Series A warrants) until September 1, 2009,

● Series C warrants that give the warrant holder the right to acquire 750,000 shares of the Company’s common stock at a price of $2.50 per share from the date that they vest (which is the date upon which the consultant exercises the last of the Series B warrants) until December 31, 2009, and

● Series D warrants that give the warrant holder the right to acquire 750,000 shares of the Company’s common stock at a price of $3.00 per share from the date that they vest (which is the date upon which the consultant exercises the last of the Series C warrants) until December 31, 2009.

Warrant transactions and the number of warrants outstanding at September 30, 2007 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price ($USD)

Balance, December 31, 2005	69,720	$ 71.00
Issued	5,800	125.00

Balance, December 31, 2006	75,520	74.00
Issued	3,500,000	2.04
Expired	(29,720)	100.00
Balance, September 30, 2007	3,545,800	$ 2.75

Warrants exercisable, as at September 30, 2007	1,035,800	$ 4.16
Warrants exercisable, as at December 31, 2006	45,520	$ 104.00

VECTr SYSTEMS INC. (Formerly Navitrak International Corporation)
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
 (Unaudited – Expressed in US dollars)

9.             CAPITAL STOCK (continued)

                Warrants (continued)

Number of Warrants	Exercise Price	Expiry Date

1,000,000	$ 1.00	September 1, 2008
1,000,000	$ 2.00	September 1, 2009
750,000	$ 2.50	December 31, 2009
750,000	$ 3.00	December 31, 2009
20,000	$ 25.00	January 22, 2008
10,000	$ 50.00	January 22, 2010
10,000	$ 100.00	November 30, 2009
4,800	$ 125.00	August 28, 2008
1,000	$ 125.00	July 24, 2008

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

An officer resigned from all of his positions with the Company, effective May 18, 2006 pursuant to an Agreement and Mutual Release which provides, among other terms, that the stock options that were available to the officer on May 18, 2006 will continue to be available until they expire on December 31, 2010.  The modification of the options to the former officer resulted in additional compensation of $157,621 during the nine months ended September 30, 2006.

For options granted in 2007, stock based compensation was calculated using the Black Scholes Option Pricing Model using the following weighted average assumptions: dividend yield of 0%, expected volatility of 198%, risk-free interest rate of 4.79% and an expected life of 10 years. In respect to the options granted in 2004, 2005 and 2007, during the three and nine months ended September 30, 2007, the Company charged to stock based compensation expense $6,264,000 and $8,829,935 (2006 - $373,341 and $1,034,850).

Options granted to non-employees that were unvested are subsequently remeasured at each balance sheet and vesting date using the fair value method.  As of September 30, 2007, there was $2,193,994 (December 31, 2006 - $197,928) of total unrecognized compensation cost related to unvested share-based compensation awards in 2004, 2005 and 2007. The total grant-date fair value of options vested during the nine-month period ended September 30, 2007 and 2006 was $8,389,688 and $702,975 respectively.

VECTr SYSTEMS INC. (Formerly Navitrak International Corporation)
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited – Expressed in US dollars)

9.             CAPITAL STOCK (continued)

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

As discussed above, in September 2006 the Company and the consultant entered into an agreement to modify the vesting and expiration dates of the warrants.  Additional compensation expense of $17,000 was recognized in the year ended December 31, 2006 in respect of the modification based on the incremental increase in value of the warrants as a result of the modification.  Such compensation relating to the incremental increase was recognized immediately upon modification.   The fair value of the modified warrants was estimated at the date of modification using the fair value method prescribed in SFAS 123(R) with the following weighted average assumptions: dividend yield of 0%, expected volatility of 173%, risk-free interest rate of 4.06% and an expected life of 1.7 years. Such compensation will be re-measured and charged to the Consolidated Statement of Operations on a quarterly basis until the warrants vest.

For warrants granted in 2007, stock based compensation was calculated using the Black Scholes Option Pricing Model using the following weighted average assumptions: dividend yield of 0%, expected volatility of 200%, risk-free interest rate of 4.59% and an expected life of 1.78 years.

The total stock-based compensation recognized and charged to expense under the fair value method in respect of all warrants during the three and nine months ended September 30, 2007 was $4,734,000 and $4,748,290 (2006 - $240,521 and $732,482).

10.          RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in these consolidated interim financial statements include:

a)       Management fees were accrued during the three and nine months period ended September 30, 2007 of $15,000 and $45,000 (2006 - $15,000 and $45,000) to two companies controlled by a director.

b)       On September 1, 2007, the Company had extended its Consulting Agreement with G.M. Capital Partners, Ltd. pursuant to the Consulting Agreement, G.M. Capital Partners, Ltd. has agreed to provide corporate counseling and advice.  The term of the agreement is for a period of 24 months, though either party may terminate the agreement with five days’ notice.  The Company agreed to pay G.M. Capital Partners, Ltd. a monthly payment of $10,000.  During the three and nine months period ended September 30, 2007 under the previous agreement, $30,000 and $90,000 (2006 - $30,000 and $90,000) in consulting fees were accrued to G.M. Capital Partners Ltd.  The Company also agreed to issue G.M. Capital Partners, Ltd. warrants as described in Note 9.

VECTr SYSTEMS INC. (Formerly Navitrak International Corporation)

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(Unaudited – Expressed in US dollars)

10.          RELATED PARTY TRANSACTIONS (continued)

In addition to these set payments, the Company has agreed to pay G.M. Capital Partners, Ltd. performance-based fees for different services that they have agreed to provide the Company.  These services and fees include:

● for acquisition consulting services, a percentage of the value of any merger, acquisition, joint partnership or similar transaction resulting from such services in the amount of 5% of the first $1,000,000 of the transaction, 4% for the second $1,000,000 of the transaction, 3% of the third $1,000,000 of the transaction, 2% of the fourth $1,000,000 of the transaction and 1% of all value in excess of $5,000,000

● for assistance in securing debt or equity financing, a cash ‘success fee’ equal to 10% of the gross proceeds of any financing resulting from such assistance.

In the three and nine months ended September 30, 2007, the Company received $60,000 and $465,000 (2006 - $720,000 and $1,490,000) in related party advances from G.M. Capital Partners Ltd. During the three and nine months ended September 30, 2007, the Company recorded finder’s fees for $6,000 and $46,500 (2006 - $72,000 and $149,000) to consulting fees for GM Capital Partners Ltd. in respect of these advances.

c)       A director of the Company resigned all of his positions with the Company effective May 18, 2006.  Pursuant to the Agreement and Mutual Release between the Company and this ex-director, which became effective on May 18, 2006, the Company agreed to pay the ex-director the sum of $131,685 (CDN $147,500).  The amount still owing of $47,201 (CDN $50,000) as of September 30, 2007 was accrued in these consolidated interim financial statements (December 31, 2006 - $64,300 (CDN $75,000)).

The above transactions are in the normal course of operations and are recorded at amounts established and agreed to between the related parties.

VECTr SYSTEMS INC. (Formerly Navitrak International Corporation)
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited – Expressed in US dollars)

11.          SALES INFORMATION

                Management has determined that it operates in one industry segment.

                For the three and nine months ended September 30, 2007 and 2006, the Company’s sales were distributed       as follows:

	Three-Months Ended September 30, 2007	Three-Months Ended September 30, 2006	Nine-Months Ended September 30, 2007	Nine-Months Ended September 30, 2006

Canada	$ 4,414	$ -	$ 252,068	$ -
United States	-	11,452	-	160,517

	$ 4,414	$ 11,452	$ 252,068	$ 160,517

For the three and nine months period ended September 30, 2007 sales were derived from one customer. No amounts were included in accounts receivable as at September 30, 2007.  For the three and nine months period September 30, 2006 sales were derived from one US government agency.

12.          COMMITMENTS

(a)                The Company has two lease agreements for offices in Halifax and Washington.  Minimum lease payments under the leases (excluding operating expenses) over the next five years are as follows:

Twelve months ended September 30
2008	$14,028

The Company has exercised the option to terminate the Halifax lease on July 1, 2007 within a six months period; therefore the lease will be terminated December 31, 2007. The Washington lease operates on a month-to-month basis and, therefore, has no long-term commitment.

(b)               For certain of the Company’s employees, their employment agreement specifies that they are entitled to severance pay upon termination based on a pre-determined number of months salary.  As at September 30, 2007, the obligation for the severance payments should they be terminated was approximately $18,000 (CDN $18,100) and $228,000 denominated in USD (September 30, 2006 - $224,000 (CDN $249,500) and $225,000 denominated in USD).

VECTr SYSTEMS INC. (Formerly Navitrak International Corporation)
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited – Expressed in US dollars)

13.           LAWSUIT

On November 29, 2006, a statement of claim was filed against the Company in the Ontario Superior Court of Justice by 1199684 Ontario Inc. and Ken Sawatzky alleging that they are owed money by the Company in respect of previous advances. The Company has previously recognized such advances as owing to 1199684 Ontario Inc. (Note 7) and has made payments on these advances accordingly. The amount claimed, which includes the amount already recognized by the Company, is $187,000.

On July 19, 2007, the above parties settled this dispute and have agreed that the Company shall pay $200,000.  Subsequent to September 30, 2007, the Company made the final payment relating to the settlement agreement of $55,000 on October 4, 2007.  Subsequent to the payment on October 4, 2007, a mutual release was signed formally discharging the company from its obligations under the settlement agreement.

Item 2.    Management’s Discussion and Analysis or Plan of Operation.

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

Our predecessor company, the Canadian VECTr Systems Incorporated (Formerly Navitrak International Corporation), had experienced declining sales over the years leading up to our acquisition of the business. This decline has continued during the two years since we acquired the business. We believe that this decline was and continues to be due primarily to the lack of camera integration and control functions in our early systems and to the failure of these systems to perform well in the rugged work environments where they were deployed. In addition, these early systems were essentially software only systems that required extensive customization for each application. Our earlier systems were the product of our effort to produce a proprietary system that would provide all of the required functionality from proprietary (or highly modified) components. Since our acquisition of the business, we have realized that our historical focus on developing a system comprised solely of proprietary components has limited our ability tocompete. Early in 2005, we realized that if we were to compete in the market we would need to shift away from a system comprised entirely of proprietary products in favor of a system that would integrate our most functional and reliable component – our proprietary software - with functional and reliable components made by other companies. This shift has resulted in the development of our current AeroNavitraker system, which integrates our software with selected sensors and other ‘off-the-shelf’ computer hardware manufactured by third parties. While we believe that our current system is more reliable in the field, more easily configured to our customers' airframes and avionics, requires far less on-site and job specific engineering and includes additional functionality, our sales have continued to be sluggish in the face of strong competition and our history of poor functionality and reliability.

In addition to our efforts to improve our proprietary system by utilizing ‘off-the-shelf’ components manufactured by third parties, we have also been positioning our company to act as a distributor or dealer for companies that sell components and entire systems that are similar to our own product line.

On September 25, 2006, we entered into a non-exclusive agreement with Deep Development Corp., a division of Gatekeeper Systems Inc., in which they granted us a non-exclusive right to act as a dealer for their products. Gatekeeper manufactures digital video flight recorder systems that are deployed primarily on both rotary and fixed-wing aircraft. They market and sell their products primarily to our target customers as well as to commercial customers engaged in aerial survey work. While this agreement is currently in effect, we have had limited success in marketing this product.  We do not have any financial or material obligation for non-performance under the agreement.

On December 15, 2006, we entered into a distribution agreement with EuroAvionics Navigationssysteme GmbH & Co. KG, a German company with a facility in Stuttgart, Germany. In this distribution agreement, EuroAvionics granted to our company the exclusive right to sell and service its EuroNav and EuroNav M line of products under our new VECTr brand in a territory comprising North America, Central America, South America (with the exception of Venezuela) and all Caribbean countries that are not colonies of a European country (except Cuba). Certain EuroAvionics accounts with customers in our exclusive territory are excluded from this agreement.

EuroAvionics manufactures digital moving map and flight management systems similar to our AeroNavitraker but with a reputation for superior performance and reliability. We began to market the EuroAvionics systems at an industry event in March of 2007 under the “VECTr MG” product name. In August 2007, we received our first order for our MG 100 Navigation and Map Generation System.  This order came from a non-U.S. foreign military customer at a value of approximately $420,000.  We anticipate beginning delivery of this system in the coming months. We anticipate that, over the next six months this system will completely supplant our legacy proprietary system.

Cash Requirements

Cash Requirements

Presently, our revenues are not sufficient to meet operating and capital expenses and our company and our predecessor have incurred operating losses since inception, which are likely to continue for the foreseeable future. We anticipate that we will have negative cash flows during the twelve months ending September 30, 2008. Management intends to raise additional capital as needed to fund operations over the next twelve months. We intend to raise the capital required to satisfy our needs primarily through the sale of our equity securities or debt.  To date, though, we do not have any such debt or equity financings in place nor are we in any negotiations for the sale of equity.

During the nine months ended September 30, 2007, our board of directors unanimously approved the sale of 1,000,000 shares of common stock at $1.00 per share, of which 700,000 shares would be sold pursuant to Regulation S and 300,000 shares would be sold pursuant to Regulation D.  Subsequent to September 30, 2007, the Company issued 200,000 common shares at a price of $1.00 per common share.  Net of transaction costs, cash received from the issuance of these common shares was $199,958.

At September 30, 2007, we had a working capital deficit of $3,961,692 and cash of $217,571. We expect that we will need to raise an additional $3,000,000 in order to fund our activities over the 12 month period ending September 30, 2008. We intend to raise these funds through the sale of our equity securities. There can be no assurance that we will be able to raise any of these funds.

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

Financial Condition, Liquidity and Capital Resources

Net cash used in our operating activities for the nine months ended September 30, 2007 was $1,847,652 as compared to $2,273,503 net cash used in our operating activities for the nine months ended September 30, 2006, a decrease of $425,851. The decrease is attributable to cost controls implemented by the company and a reduction in employees.

Net cash provided by financing activities for the nine months ended September 30, 2007 was $1,398,207 compared to $1,852,990 net cash provided by financing activities for the nine months ended September 30, 2006, a decrease of $454,783. The decrease is attributable to the company’s inability to attract additional financing for operations.  As of September 30, 2007, we had $217,571 cash on hand compared to $54,624 cash on hand as at December 31, 2006, an increase of $162,947.

Net cash provided by our investing activities for the nine months ended September 30, 2007 was $578,205 compared to $66,445 net cash used in our investing activities for the nine months ended September 30, 2006, an increase of $644,650.  The increase relates to the the sale of the shares of Maps a la Care which previously had been written off.

Results of Operations.

Three and nine month periods ended September 30, 2007 compared to the three and nine month periods ended September 30, 2006 of our company, VECTr Systems.

The following discussion relates to the operations of our company for the three and nine month periods ended September 30, 2007 as compared to the operations of our company for the three and nine month periods ended September 30, 2006.

Our net loss for the three-month period ended September 30, 2007 was $11,626,404 as compared to $1,543,139 for the three-month period ended September 30, 2006, an increase of $10,083,265.  This increase is primarily attributable to the Stock Option Incentive Plan provided to employees of the Company in May 2007.

Our net loss for the nine-month period ended September 30, 2007 was $44,500,583 as compared to $5,248,266 for the nine-month period ended September 30, 2006, an increase of $39,252,317. This increase is primarily attributable to loss on settlement of debt with issuance of shares and the Stock Option Incentive Plan provided to employees of the Company in May 2007.

Our company had revenue of $4,414 and $252,068 during the three and nine month periods ended September 30, 2007, respectively, as compared to revenue of $11,452 and $160,517 for the three and nine month periods ended September 30, 2006, respectively, a decrease of $7,038, or 61% for the three-month period and an increase of $91,551 or 57% for the nine-month period.

Our cost of sales for the three-month period ended September 30, 2007 was $3,208, as compared to our cost of sales for the three-month period ended September 30, 2006 of $18,975, a decrease of $15,767, or 83%. This decrease is due primarily to our selling product for a third party rather than manufacturing the product ourselves.

The cost of sales for the nine-month period ended September 30, 2007 was $211,268, as compared to our cost of sales for the nine month period ended September 30, 2006 of $148,426, an increase of $62,842 or 42%.  This increase is due primarily to higher material and labor costs of the product that we sold in 2007.

During the three-month period ended September 30, 2007, our company had general and administrative expenses of $11,483,920 compared to $933,607 for the three-month period ended September 30, 2006, an increase of $10,550,313 or 1130%. This increase is primarily attributable to the Stock Option Incentive Plan provided to employees of the Company in May 2007.

During the nine-month period ended September 30, 2007, our company had general and administrative expenses of $15,341,354, compared to $3,530,110, an increase of $11,811,244 or 335%.  This increase is primarily attributable to the  Stock Option Incentive Plan provided to employees of the Company in May 2007.

Depreciation and amortization for the three-month period ended September 30, 2007 was $33,698 as compared to $297,383 for the three-month period ended September 30, 2006, a decrease of $263,685 or 88.7%.  Depreciation and amortization for the nine-month period ended September 30, 2007 was $66,960, as compared to $882,803 for the nine-month period ended September 30, 2006, a decrease of $815,843 or 92.4%.  The decrease is attributable to the amortization of software acquired that was fully depreciated by the fourth quarter of 2006.

During the three-month period ended September 30, 2007, our company had product development expenses of $40,124 compared to $222,038 for the three-month period ended September 30, 2006, a decrease of $181,914 or 81.9%. The decrease is primarily due to our change in roles from manufacturing to distribution of third party products.  During the nine-month period ended September 30, 2007, our company had product development expenses of $342,973 compared to $697,999 for the nine-month period ended September 30, 2006, a decrease of  $355,026 or 50.8%.  The decrease is primarily due to our change in roles from manufacturing to distribution of third party products.

During the three-month period ended September 30, 2007, our company had selling expenses of $68,026 compared to $73,915 for the three-month period ended September 30, 2006, an decrease of $5,889 or 8%. The change in the two periods is not a material difference.  During the nine-month period ended September 30, 2007, the selling expenses totalled $232,789 as compared to $133,087 for the nine-month perioded ended September 30, 2006, an increase of $99,702 or 75%.  This increase is primarily due to our strong marketing efforts to market our new product developed by EuroAvionics.

During the nine-month period ended September 30, 2007, we recognized a gain from the sale of investments of $564,366 as compared to $nil for the nine-month period ended September 30, 2006.  The Company sold its shares of Maps a la Carte Inc., to a private company, for $564,366 in the second quarter of 2007 at a value of approximately $2.38 per share. The shares were being carried at $Nil and thus resulted in a gain of $564,366 (2006 - $Nil).

During the nine-month period ended September 30, 2007, we recognized a loss on settlement of debt with issuance of shares for $29,100,400 as compared to $nil for the nine-month period ended September 30, 2006, a loss of $29,100,400 was reflected in the Statement of Operations. On May 25, 2007, the Company issued 12,000,000 common shares as settlement of $999,600 debt of the related party payable to G.M. Capital Partners Ltd. The transaction was recorded at the quoted market price of $2.10 per share that resulted in a loss on settlement of debt of $24,200,400 in 2007.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months.

Employees

As of September 30, 2007, we had six employees and nine consultants engaged in various activities within our company including roles as managers, developers and administration.  four of our six employees are located in Canada.  The remaining employees are located in the United States.  We are not subject to any collective bargaining agreements and we consider relations with our employees to be excellent.  During the next 12 months, we plan to hire two additional employees for the provision of marketing and engineering services to be located in the United States.

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

On January 1, 2007, the Company adopted FIN 48, regarding accounting for uncertainty in tax positions. The Company remains subject to examination of income tax filings in the United States and various state jurisdictions for periods since its inception in 1998.  The Company has also determined that it is subject to examination in Canada for all prior periods due to the Company’s continued loss position in such jurisdictions. Material tax positions were examined under the more-likely-than-not guidance provided by FIN 48. If interest and penalties were to be assessed, the Company would charge interest to interest expense, and penalties to general and administrative expense.

As a result of the FIN 48 assessment, the Company concluded that it has not taken any uncertain tax positions on any of its open tax returns that would materially distort the Company’s financial statements. There was no material cumulative effect of adopting FIN 48 on the Company’s financial statements as of January 1, 2007.

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

Previously acquired software is now fully amortized and no additional expenditures have met capitalization criteria.  All costs pertaining to general research and development are charged to expense as incurred.

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

Impairment of Long-lived Assets

We apply the recommendations of SFAS 144, Accounting for the Impairment of Disposal of Long-Lived Assets. SFAS 144 requires that companies (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted cash flows and (2) measure an impairment loss as the difference between the carrying value and fair value of the asset. We revisit the carrying amount of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The recognition of impairment of long-lived assets will be required in the event that the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such assets relate. Based on our analysis, we believe that there was no impairment of our property and equipment as at September 30, 2007 and December 31, 2006. While our assumptions are based on the best estimates available, however, given that we have no history of profitability, there is no assurance that our estimates will reflect the actual future cash flows. We will revise our assumptions and reassess our long-lived assets for impairment when future events or changes in circumstances indicate that carrying amount may not be recoverable.

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

We incurred a net loss of $11,626,404 and $44,500,583 for the three and nine months ended September 30, 2007, respectively, and $1,543,139 and $5,248,266 for the three and nine months ended September 30, 2006, respectively.  At September 30, 2007, we had an accumulated deficit of $64,245,752, compared to $19,745,169 at December 31, 2006, and a working capital deficit of $3,961,692.

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

We currently spend approximately $250,000 per month on our operations and we estimate our cash requirements for the next 12 months to be approximately $3,000,000.   We have received approximately $917,000 in related party advances in the nine months ended September 30, 2007.

Our company has had negative cash flows from operations.  For the nine months ended September 30, 2007, we earned revenue from product sales of $252,068 compared to $160,517 during the nine months ended September 30, 2006.  To date, we have incurred significant expenses in product development and administration in order to ready our products for market.  As at September 30, 2007,we had cash of $217,571, and our current resources, including cash and loan proceeds that have been committed over the next few months by Atlantic Canada Opportunities Agency, are sufficient to fund our operations only until November 30, 2007.  There is no assurance that our actual cash requirements will not exceed our estimates, and in any case we will require additional financing to bring our products into commercial operation, finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow. In particular, additional capital may be required in the event that:

●     we incur unexpected costs in completing the development of our technology or encounter any unexpected technical or other difficulties;

●     we incur delays and additional expenses as a result of technology failure;

●     we are unable to create a substantial market for our product and services; or

●     we incur any significant unanticipated expenses.

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

In light of our operating history and our recent defaults on indebtedness, we may not be able to obtain additional equity or debt financing on acceptable terms if and when we need it. Even if financing is available, it may not be available on terms that are favorable to us or in sufficient amounts to satisfy our requirements.

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

During the period from November 2004 through, September 30, 2007, we defaulted on and are currently in default on all of our outstanding loans.   This history of defaulting on indebtedness may make it difficult for our company to raise money through the sale of debt or equity securities.

One of the primary sources for funding upon which we have depended in the past, and upon which we believe we will continue to depend for funding during the next 12 months, is the Atlantic Canada Opportunities Agency. This agency is focused on supporting the growth of companies like ours as part of its overall effort to stimulate growth in the economy of the Atlantic region of Canada. We currently have two outstanding loans from the Atlantic Canada Opportunities Agency, each of which was made with respect to a specific project.  The loan agreements provide that payments do not commence until some period of time after the specific project has been completed but the lender has the right to accelerate all sums due under these loans if we are in default of any of the material covenants included in the loan agreements. From September 30, 2005 until December 1, 2005, we were in default of one of these loans due to our failure to complete the specified project by September 30, 2005, as required by the loan agreement. This default was cured on December 1, 2005, when we amended the loan agreement to extend the project’s completion date to September 30, 2006. From March 31, 2006 until May 18, 2006, we were in default of another of these loans due to our failure to complete that specified project by March 31, 2006, as required by the loan agreement. This default was cured on May 18, 2006, when we amended the loan agreement to extend the project’s completion date to March 31, 2007.  We have not yet completed the specified project and thus are in default again as at September 30, 2007. We are currently negotiating another extension with the creditor. We have scheduled a meeting with management of the Atlantic Canada Opportunities Agency the week of November 11, 2007 to discuss the status of the loans for potential relief.

Although we are current in making any periodic payments required under our loan agreements with the Atlantic Canada Opportunities Agency, we are currently in default of a covenant, contained in these loan agreements, that we maintain a minimum level of “Equity”. Because we are in default of this covenant to maintain a minimum level of “Equity”, the Atlantic Canada Opportunities Agency currently has the right to accelerate all sums due under these loans upon delivery to us of written notice. At September 30, 2007, we owed Atlantic Canada Opportunities Agency an aggregate amount, under all two of our loans from them, of $2,380,714.  Payments to the largest loan are not due until September 1, 2008, unless this loan is accelerated as the result of our failure to attain the required level of “Equity”.  If the Atlantic Canada Opportunities Agency were to demand immediate payment on all of these loans because of our failure to attain the required level of Equity, we would then be obligated to pay $2,380,714 promptly. If we failed to pay this amount promptly after demand, the Atlantic Canada Opportunities Agency could initiate one or more actions to collect it.  In addition, the Atlantic Canada Opportunities Agency could refuse to make any new loans to our company.  If either of these should occur, our business could be adversely affected.

Our other two loans are from the Program for Export Market Development (PEMD) and the Industrial Regional Assistance Program (IRAP) with balances of $52,935 and $208,738, respectively, at September 30, 2007. The Company is currently in default of certain financial covenants, and both debts are considered as due on demand. If we failed to pay this amount promptly after demand, PEMD and IRAP could initiate one or more actions to collect it.  In addition, PEMD and IRAP could refuse to make any new loans to our company.  If either of these should occur, our business could be adversely affected.

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

Our research and development is performed in Canada. A majority of our current directors and a majority of our current shareholders are neither U.S. citizens nor U.S. residents. Companies like ours, whose management or operations may be influenced, directly or indirectly, by foreign interests, are considered by the U.S. government to be under “Foreign Ownership, Control or Influence”, or “foreign ownership”. Companies that are under foreign ownership may find it difficult or even impossible to obtain access to classified materials. These companies may, as a result, find it difficult or impossible to qualify for government contracts, especially for the U.S. military community. In order to obtain a security clearance from the U.S. government, we will need to mitigate any risks presented by foreign ownership in order to assure the U.S. government that there will be no possibility of unauthorized access to, or an adverse effect upon, U.S. government classified material. We may not be able to obtain a security clearance from the U.S. Government because we may not be able to mitigate the effects of foreign ownership.

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

If we issue additional shares or decide to enter into joint ventures with other parties in order to raise financing or acquire other businesses through the sale of equity securities, investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold.  As at September 30, 2007, there are outstanding common shares to be issued and common share purchase warrants and options exercisable into obligations to issue 6,384,900 common shares, including those that may arise upon the issuance of bonus shares and the exercise of outstanding common share purchase warrants and options, which, if issued, would represent approximately 33% of our issued and outstanding shares.  If all the bonus shares are issued and all of these warrants and options are exercised and the underlying shares are issued, such issuance will cause a reduction in the proportionate ownership and voting power of all other shareholders. The dilution may result in a decline in the price of our shares or a change in the control of our company.

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

Our future success will depend on our ability to timely develop, market and sell new and improved products that achieve market acceptance

Our industry is characterized by rapidly changing technologies and evolving standards. Accordingly, our future performance depends on a number of factors, including our ability to:

  Identify emerging technological trends in our target markets;
  Develop, market, sell and maintain competitive products;
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

Our common stock is not presently traded on any securities exchange, although our common shares are traded on the National Association of Securities Dealers Inc.'s OTC Bulletin Board. The sale of a substantial number of shares of our common stock in any public market could cause a reduction in the market price of our common stock. We had 12,919,533shares of our common stock issued and outstanding as of September 30, 2007.

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

As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report (being September 30, 2007). Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the quarter covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information relating to us and our subsidiaries that we are required to disclose in the reports that we file or submit to the SEC is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and forms. There has not been any change in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during our quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On November 29, 2006, a statement of claim was filed against the Company in the Ontario Superior Court of Justice by 1199684 Ontario Inc. and Ken Sawatzky allging that they are owed money by the Company in respect of previous advances.  The Company has previously recognized such advances as owing to 1199684 Ontario Inc. (Note 7 in the financial statements) and has made payments on these advances accordingly.  The amount claimed, which includes the amount already recognized by the Company, is $187,000 plus interest at 8% per annum from November 2003 until paid plus interest at 8% per annum on $63,000 from November 10, 2003 to august 9, 2005.

On July 19, 2007, the above parties settled this dispute and have agreed that the Company shall pay $200,000 ($25,000, $60,000, $60,000 and $55,000 on July 19, 2007, July 31, 2007, August 19, 2007; and September 29, 2007, respectively).  In the event that the Company fails to make a payment as described above, it will be liable to pay the accrued amount of $73,459.

Subsequent to September 30, 2007, the company made the final payment relating to the settlement agreement of $55,000 on October 4, 2007.  The payment was made pursuant to the settlement agreement and thus no penalty was accrued.  Subsequent to the payment on October 4, 2007, a mutual release was signed formally discharging the company from its obligations under the settlement agreement.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2007, the Company received gross proceeds of $200,000 from signed subscriptions for common shares. Subsequent to September 30, 2007, the Company issued 200,000 common shares at a price of $1.00 per common share.  Net of transaction costs, cash received from the issuance of these common shares was $199,958. In issuing these securities we relied on Section 4(2) of the Securities Act of 1933 and/or on Regulation S promulgated thereunder.

On September 1, 2007, we entered into a Consulting Agreement with G.M. Capital Partners, Ltd.  Pursuant to the Consulting Agreement,  G.M. Capital Partners, Ltd. has agreed to provide corporate counseling and advice.  The term of the agreement is for a period of 24 months, though either party may terminate the agreement with five days’ notice.  We agreed to pay G.M. Capital Partners, Ltd. a monthly payment of $10,000.  We also agreed to issue G.M. Capital Partners, Ltd. the following series of warrants:

●     Series A warrants that give the warrant holder the right to acquire 1,000,000 shares of our common stock at $1.00 per share until September 1, 2008,

●     Series B warrants that give the warrant holder the right to acquire 1,000,000 shares of our common stock at a price of $1.50 per share from the date that they vest (which is the date upon which the G.M. Capital Partners, Ltd. exercises the last of the Series A warrants) until December 31, 2009,

●     Series C warrants that give the warrant holder the right to acquire 750,000 shares of our common stock at a price of $2.00 per share from the date that they vest (which is the date upon which the G.M. Capital Partners, Ltd. exercises the last of the Series B warrants) until December 31, 2009, and

●     Series D warrants that give the warrant holder the right to acquire 750,000 shares of our common stock at a price of $2.500 per share from the date that they vest (which is the date upon which the G.M. Capital Partners, Ltd. exercises the last of the Series C warrants) until December 31, 2009.

G.M. Capital Partners, Ltd. is not a U.S. person, and the transaction was negotiated and completed outside of the United States. In issuing these securities we relied on Section 4(2) of the Securities Act of 1933 and/or on Regulation S promulgated thereunder.

On August 13, 2007, 300,000 options were granted to a consultant under the Company’s 2007 Incentive Plan. The options are priced as follows: 200,000 units at $1.00 per share; and 100,000 units at $0.25 per share.  In issuing these securities we relied on Section 4(2) of the Securities Act of 1933 and/or on Regulation S promulgated thereunder.

Item 3.  Defaults upon Senior Securities.

We currently have two outstanding loans from the Atlantic Canada Opportunities Agency, an agency focused on supporting the growth of companies like ours as part of its overall effort to stimulate growth in the economy of the Atlantic region of Canada. Each of these loans was made with respect to a specific project.  The loan agreements provide that payments do not commence until some period of time after the specific project has been completed but the lender has the right to accelerate all sums due under these loans if we are in default of any of the material covenants included in the loan agreements.  We have previously been in default under these loans due to our failure to complete the specified project by the specified dates, and we have subsequently cured these defaults by amending the loan agreements to extend the completion dates for the projects.  We have not yet completed the specified project and are in default again as at September 30, 2007. We are currently negotiating another extension with the creditor. We have scheduled a meeting with management of the Atlantic Canada Opportunities Agency the week of November 11, 2007 to discuss the status of the loans for potential relief.  We are also in default under these loans with the Atlantic Canada Opportunities Agency beacuse we are currently in default of a covenant contained in the loan agreements that we maintain a minimum level of “Equity”.

Because of our defaults on the loans from the Atlantic Canada Opportunities Agency, the Atlantic Canada Opportunities Agency currently has the right to accelerate all sums due under these loans upon delivery to us of written notice. At September 30, 2007, we owed Atlantic Canada Opportunities Agency an aggregate amount, under all two of our loans from them, of $ 2,380,714.  Payments to the largest loan are not due until September 1, 2008, unless this loan is accelerated as the result of our failure to attain the required level of “Equity”.  If the Atlantic Canada Opportunities Agency were to demand immediate payment on all of these loans because of our failure to attain the required level of Equity, we would then be obligated to pay $2,380,714 promptly. If we failed to pay this amount promptly after demand, the Atlantic Canada Opportunities Agency could initiate one or more actions to collect it.  In addition, the Atlantic Canada Opportunities Agency could refuse to make any new loans to us.  If either of these should occur, our business could be adversely affected.

Our other two loans are from the Program for Export Market Development (PEMD) and the Industrial Regional Assistance Program (IRAP) with balances of $52,935 and $208,738, respectively, at September 30, 2007. The Company is currently in default of certain financial covenants, and both debts are considered as due on demand. If we failed to pay this amount promptly after demand, PEMD and IRAP could initiate one or more actions to collect it.  In addition, PEMD and IRAP could refuse to make any new loans to our company.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number and Exhibit Title

Exhibit Number	Description
10.1	G.M. Capital Partners Ltd. Consulting Agreement, dated September 1, 2007 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 4, 2007)
31.1*	Section 302 Certification of the Sarbanes-Oxley Act of 2002
31.2*	Section 302 Certification of the Sarbanes-Oxley Act of 2002
32.1*	Section 906 Certification of the Sarbanes-Oxley Act of 2002
32.2*	Section 906 Certification of the Sarbanes-Oxley Act of 2002
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VECTr SYSTEMS INC.

a Nevada corporation

By:          /s/ Robert Knight

Robert Knight, President and Director

(Principle Executive Officer)

Date: November 14, 2007

By:          /s/ Richard Brown

Richard Brown, Chief Financial Officer and Director
(Principle Financial Officer and Principle Accounting Officer)

Date: November 14, 2007